Form 10-Q
period 1997-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I; HEI PREFERRED FUNDING L P
filed 1997-08-14
CIK 1029528, 1029534

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997


                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

                 Delaware                             52-6829385
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, N.Y.  10286
                                (212) 815-5084
               Attention: Corporate Trust Trustee Administration
(Address, including zip code, and telephone number, including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
------------------                     -----------------------------------------
8.36% Trust Originated Preferred        New York Stock Exchange
Securities (TOPrS)
(and the related guarantee)
       Securities registered pursuant to Section 12(g) of the Act: None


                           HEI PREFERRED FUNDING, LP
(Exact Name of Registrant as Specified in Its Certificate of Limited
Partnership)

                       Commission File Number: 1-8503-02

Delaware                                               52-2007237
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801 (302) 427-5738 (Address, including zip code, and telephone number, including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8.36% Partnership Preferred Securities        None
(and the related guarantee)
       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          -----    -----

As of March 31, 1997, no voting securities of the Registrants were held by non-affiliates of the Registrants.
================================================================================

                  Hawaiian Electric Industries Capital Trust I
                           HEI Preferred Funding, LP
    Form 10-Q--for the period February 4, 1997 (inception) to March 31, 1997

                                     INDEX
                                                                        PAGE NO.

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

              Hawaiian Electric Industries Capital Trust I
              --------------------------------------------
              Balance sheet (unaudited) - March 31, 1997................   1

              Statement of earnings (unaudited) - for the period
              February 4, 1997 (inception) to March 31, 1997............   1

              Statement of changes in stockholders' equity (unaudited)
              - for the period February 4, 1997 (inception) to
              March 31, 1997............................................   2

              Statement of cash flows (unaudited) - for the period
              February 4, 1997 (inception) to March 31, 1997............   2

              Notes to financial statements (unaudited).................   3

              HEI Preferred Funding, LP
              -------------------------

              Balance sheet (unaudited) - March 31, 1997................   5

              Statement of earnings (unaudited) - for the period
              February  4, 1997 (inception) to March 31, 1997...........   5

              Statement of changes in partners' capital (unaudited)
              - for the period February 4, 1997 (inception) to
              March 31, 1997............................................   6

              Statement of cash flows (unaudited) - for the period
              February 4, 1997 (inception) to March 31, 1997............   6

              Notes to financial statements (unaudited).................   7


Item 2.       Management's discussion and analysis of financial condition
              and results of operations.................................   8

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings.........................................   9
Item 2.       Changes in securities.....................................   9
Item 3.       Defaults upon senior securities...........................   9
Item 4.       Submission of matters to a vote of security holders.......   9
Item 5.       Other information.........................................   9
Item 6.       Exhibits and reports on Form 8-K..........................   9
Signatures..............................................................  11




                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheet (unaudited)
March 31, 1997

(in thousands)
--------------------------------------------------------------------------------

ASSETS
------
Investment in partnership preferred securities.....................    $103,093
                                                                     ==========
Stockholders' equity
--------------------

Preferred securities (8.36% Trust  Originated Preferred Securities;
4,000,000 authorized, issued and outstanding; $25 liquidation
amount per security)...............................................    $100,000

Common securities (8.36% Trust Common Securities;
123,720 authorized, issued and outstanding; $25 liquidation
amount per security)...............................................       3,093
                                                                     ----------
                                                                       $103,093
                                                                     ==========
See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statement of earnings (unaudited)
For the period February 4, 1997 (inception) to March 31, 1997

(in thousands)
--------------------------------------------------------------------------------

Earnings
Income on partnership preferred securities.........................      $1,317
                                                                      =========


Note:  Hawaiian Electric Industries,  Inc. owns all of Hawaiian Electric
Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.


Hawaiian Electric Industries Capital Trust I
Statement of changes in stockholders' equity (unaudited)
For the period February 4, 1997  (inception) to March 31, 1997

(in thousands)
--------------------------------------------------------------------------------
Preferred Securities
Issuance of preferred securities on February 4, 1997 (inception)...   $ 100,000
                                                                    -----------
Balance, March 31, 1997............................................     100,000
                                                                    -----------

Common Securities
Issuance of common securities on February 4, 1997 (inception)......       3,093
                                                                    -----------
Balance, March 31,1997.............................................       3,093
                                                                    -----------
Retained Earnings
Earnings...........................................................       1,317
Distribution on common securities..................................         (40)
Distribution on preferred securities...............................      (1,277)
                                                                    -----------
Balance, March 31, 1997............................................         --
                                                                    -----------
Total stockholders' equity.........................................   $ 103,093
                                                                    ===========
See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statement of cash flows (unaudited)
For the period February 4, 1997 (inception) to
March 31, 1997

(in thousands)
--------------------------------------------------------------------------------

Cash flows from operating activities
Earnings...........................................................   $   1,317
                                                                   ------------
Net cash provided by operating Activities..........................       1,317
                                                                   ------------
Cash flows from investing activities
Purchase of partnership preferred securities on February 4, 1997
(inception)........................................................    (103,093)
                                                                   ------------
Net cash used in investing activities..............................    (103,093)
                                                                   ------------


Cash flows from financing activities
Proceeds from issuance of preferred securities on February 4, 1997.
 (inception).......................................................     100,000
Proceeds from issuance of common securities on February 4, 1997
 (inception).......................................................       3,093
Distribution on common securities..................................         (40)
Distribution on preferred securities...............................      (1,277)
                                                                   ------------
Net cash provided by financing activities..........................     101,776
                                                                   ------------
Net increase in cash and equivalents...............................          --
Cash and equivalents, beginning of period..........................          --
                                                                   ------------
Cash and equivalents, end of period................................   $      --
                                                                   ============


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

-------------------------------------------------------------------------------
(1) Organization and purpose
----------------------------

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory business trust formed under the laws of the State of Delaware on December 19, 1996 for the exclusive purposes of (i) issuing its 8.36% Trust Originated Preferred Securities (TOPrS) and its 8.36% Common Securities (the Trust Preferred Securities and the Trust Common Securities, respectively), (ii) purchasing the 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing the limited partner interest in HEI Preferred Funding, LP (the Partnership), with the proceeds from the sale of Trust Preferred Securities and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. (the Company) and sole general partner of the Partnership, has paid compensation to the underwriters in connection with the offering of the Trust Preferred Securities, which closed on February 4, 1997. The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and Common Securities). The Company has also agreed to indemnify the trustees and certain other persons.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of March 31, 1997, and the results of its operations and cash flows for the period February 4, 1997 (inception) to March 31, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.

INVESTMENT

The investment in Partnership Preferred Securities represents a limited partner interest in the Partnership and is recorded at cost. As of March 31, 1997, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

(3) INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES
--------------------------------------------------

The trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of Partnership funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of Partnership funds legally available therefor.

(4) STOCKHOLDERS EQUITY
-----------------------

TRUST PREFERRED SECURITIES

The Trust issued 4,000,000 8.36% Trust Preferred Securities, $25 liquidation amount per security in a public offering which closed on February 4, 1997. The Trust Preferred Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote, to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available therefor. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the Company's most senior preferred stock, of which there is none currently outstanding.

TRUST COMMON SECURITIES

The trust issued 123,720 8.36% Trust Common Securities, $25 liquidation amount per security, to the Company on February 4, 1997. The Trust Common Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

HEI Preferred Funding, LP
Balance sheet (unaudited)
March 31, 1997

(in thousands)
-----------------------------------------------------------------------------

Assets
------

Investments
  Corporate commercial paper......................................    $  1,213
  Affiliate debentures............................................     120,073
                                                                      --------
                                                                      $121,286
                                                                      ========
Partners' Capital
-----------------
Partners' capital
  Limited partner interest........................................    $103,093
  General partner interest........................................      18,193
                                                                      --------
                                                                      $121,286
                                                                      ========

See accompanying notes to financial statements.


HEI Preferred Funding, LP
Statement of earnings (unaudited)
For the period February 4, 1997 (inception) to March 31, 1997

(in thousands)
-----------------------------------------------------------------------------

Earnings
Interest income--affiliate debentures............................       $1,534
                                                                       =======

 Note: Hycap Management, Inc., a wholly owned subsidiary of Hawaiian Electric
       Industries, Inc. is the sole general partner of HEI Preferred Funding, LP. Per share data is not meaningful for HEI Preferred Funding, LP.

See accompanying notes to financial statements.

HEI Preferred Funding, LP
Statement of changes in partners' capital (unaudited)
For the period February 4, 1997 (inception) to March 31, 1997

(in thousands)
--------------------------------------------------------------------------------

Limited partner's capital
Issuance of preferred securities on  February 4, 1997 (inception).    $ 103,093
Earnings allocated to limited partner.............................        1,317
Distribution to limited partner...................................       (1,317)
                                                                   ------------
Balance, March 31, 1997...........................................      103,093
                                                                   ------------

General partner's capital
Capital contribution..............................................       18,193
Earnings allocated to general partner.............................          217
Distribution to general partner...................................         (217)
                                                                   ------------
Balance, March 31, 1997...........................................       18,193
                                                                   ------------

Total partners' capital...........................................     $121,286
                                                                   ============

See accompanying notes to financial statements.



HEI Preferred Funding, LP
Statement of cash flows (unaudited)
For the period February 4, 1997 (inception) to March 31, 1997

(in thousands)
--------------------------------------------------------------------------------

Cash flows from operating activities
Earnings..........................................................    $   1,534
Net cash provided by operating  activities........................        1,534

Cash flows from investing activities
Purchase of affiliate debentures..................................     (120,073)
Purchase of corporate commercial paper............................       (1,213)
                                                                     ----------
Net cash used in investing activities.............................     (121,286)
                                                                     ----------
Cash flows from financing activities
Proceeds from issuance of preferred securities....................      103,093
Capital contribution - general partner............................       18,193
Distribution to limited partner...................................       (1,317)
Distribution to general partner...................................         (217)
                                                                     ----------
Net cash provided by financing activities.........................      119,752
                                                                     ----------

Net increase in cash and equivalents..............................           --
Cash and equivalents, beginning of period.........................           --

                                                                     ----------
Cash and equivalents, end of period...............................    $      --
                                                                     ==========

See accompanying notes to financial statements.

HEI Preferred Funding, LP
NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

--------------------------------------------------------------------------------

(1) ORGANIZATION AND PURPOSE
----------------------------

HEI Preferred Funding, LP (the Partnership) is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 23, 1996 for the exclusive purposes of (a) purchasing certain eligible debt instruments of Hawaiian Electric Industries, Inc. (the Company) and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing a limited partner interest in the Partnership, to Hawaiian Electric Industries Capital Trust I (the Trust) and (ii) a capital contribution in exchange for the general partner interest in the Partnership,
(b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the General Partner's interest in the Partnership if, as and when declared by the General Partner in its sole discretion, (d) subject to the restrictions and conditions contained in the Agreement of Limited Partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the Agreement of Limited Partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the General Partner deems necessary or advisable for carrying out the purposes of the Partnership.

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. Hycap, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership, including taxes, duties, assessments, or government charges (other than withholding taxes or taxes or charges imposed by reason of the transfer of the Partnership Preferred Securities) imposed by the United States or any other domestic taxing authority upon the Partnership and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). Hycap has also agreed to indemnify certain officers and agents of the Partnership. These obligations of Hycap have been guaranteed by the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. In preparing the Partnership financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of the Partnership, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Partnership's financial position as of March 31, 1997, and the results of its operations and cash flows for the period February 4, 1997 (inception) to March 31, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Partnership was formed on December 23, 1996, but engaged in no activity until it was capitalized through the issuance of its Partnership Preferred Securities and general partner interest on February 4, 1997 (inception) with the proceeds from the sale of the Partnership Preferred Securities and the general partner interest. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.

INVESTMENTS

The Partnership's investments in affiliate debentures and corporate commercial paper are classified as held-to-maturity and are recorded at accreted cost. As of March 31, 1997, the carrying values of these investments approximate their fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

(3) INVESTMENT IN AFFILIATE DEBENTURES
--------------------------------------

The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 8.36% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after February 4, 2002, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.

(4) PARTNERS' CAPITAL
---------------------

The Partnership issued 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on February 4, 1997. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after February 4, 2002 at the option of the Partnership, at a redemption price equal to $25 per security plus unpaid distributions. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available therefor and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available therefor. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock (if any) issued by the Company and with the Trust Guarantee and the Investment Guarantee.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), and (iii) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and filing of a certificate of limited partnership with the Secretary of State on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap Management, Inc. (Hycap), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. (the Company), is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing a limited partner interest in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the Agreement of Limited Partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the Agreement of Limited Partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

The Registrant's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 23, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from Hycap, as general partner, the investment of the proceeds from the sale of the Partnership Preferred Securities and the General Partner interest in the Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities. All of the foregoing activities of the Trust and the Partnership occurred in or after February 1997.


                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal proceedings
--------------------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

Item 2.  Changes in securities
------------------------------
Not applicable.

Item 3.  Defaults upon senior securities
----------------------------------------
Not applicable.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------
Not applicable.

Item 5.  Other information
--------------------------
Not applicable.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)    Exhibits
Exhibit 4.1       Certificate of Trust dated as of December 19, 1996
                  (incorporated by reference to Exhibit 4(a)(i) to Registration
                  Statement on Form S-3 (No. 333-18809) (the "Registration
                  Statement"))

Exhibit 4.2       Amended and Restated Trust Agreement of the Trust dated as of
                  February 1, 1997 (incorporated by reference to Exhibit 4(f) to the Current Report on Form 8-K of Hawaiian Electric
                  Industries, Inc. dated February 4, 1997, File No. 1-8503 (the
                  "February 4, 1997 Form 8-K"))



Exhibit 4.3                     Amended and Restated Certificate of Limited
                                Partnership of the Partnership dated as of December 23, 1996 (incorporated by reference to Exhibit 4(c) to the Registration Statement)

Exhibit 4.4                     Amended and Restated Agreement of Limited
                                Partnership of the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(e) to the February 4, 1997 Form
                                8-K)

Exhibit 4.5 Trust Preferred Securities Guarantee Agreement with respect to the Trust dated as of February
                                1, 1997  (incorporated by reference to Exhibit
                                4(o) to the February 4, 1997 Form 8-K)

Exhibit 4.6 Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit
                                4(p) to the February 4, 1997 Form 8-K)

Exhibit 4.7                     Junior Indenture between HEI and The Bank of
                                New York, as Trustee, dated as of February 1,
                                1997 (incorporated by reference to Exhibit
                                4(i) to the February 4, 1997 Form 8-K)

Exhibit 4.8 Officers' Certificate in connection with issuance of 8.36% Junior Subordinated
                                Debenture, Series A, Due 2017 under Junior
                                Indenture of HEI (incorporated by reference to Exhibit 4(l) to the February 4, 1997 Form 8-K)

Exhibit 4.9                     Affiliate Investment Instruments Guarantee
                                Agreement with respect to 8.36% Junior
                                Subordinated Debenture of HEIDI dated as of February 1, 1997 (incorporated by reference to Exhibit 4(q) to the February 4, 1997 Form
                                8-K)

Exhibit 4.10                    8.36% Trust Originated Preferred Security
                                (Liquidation Amount $25 Per Trust Preferred
                                Security) of the Trust (incorporated by
                                reference to Exhibit 4(m) to the February 4, 1997 Form 8-K)

Exhibit 4.11                    8.36% Junior Subordinated Debenture Series A,
                                Due 2017, of HEI (incorporated by reference to Exhibit 4(n) to the February 4, 1997 Form
                                8-K)

Exhibit 4.12 Certificate Evidencing Trust Common Securities of the Trust dated February 4, 1997

Exhibit 4.13                    Certificate  Evidencing Partnership Preferred
                                Securities of the Partnership dated February
                                4, 1997

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions, for the period February 4, 1997
                                (inception) to March 31, 1997

Exhibit 27.1                    Hawaiian Electric Industries Capital Trust I
                                -- Financial Data Schedule
                                March 31, 1997 and for the period February 4,
                                1997 (inception) to March 31, 1997

Exhibit 27.2                    HEI Preferred Funding, LP -- Financial Data
                                Schedule
                                March 31, 1997 and for the period February 4,
                                1997 (inception) to March 31, 1997

(b)    Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1997.



                              HAWAIIAN ELECTRIC INDUSTRIES
                              CAPITAL TRUST I



                              By:    /s/Robert F. Mougeot
                                     --------------------

                              Name:  Robert F. Mougeot

                              Title: Regular Trustee

                                     (Principal Financial Officer of the Trust)



                              By:    /s/Constance H. Lau
                                     -------------------

                              Name:  Constance H. Lau

                              Title: Regular Trustee



                              HEI PREFERRED FUNDING, LP



                              By:  HYCAP MANAGEMENT, INC., as General Partner



                              By:    /s/Robert F. Mougeot
                                     --------------------

                              Name:  Robert F. Mougeot

                              Title: Vice President

                                     (Principal Financial Officer of the
                                     Partnership)