Form 10-Q
period 1997-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I; HEI PREFERRED FUNDING L P
filed 1997-08-14
CIK 1029528, 1029534

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
8.36% Partnership Preferred            None
Securities
(and the related guarantee)
       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  x   No
                                                     -----   -----

As of June 30, 1997, no voting securities of the Registrants were held by non-affiliates of the Registrants.

================================================================================

                  Hawaiian Electric Industries Capital Trust I
                           HEI Preferred Funding, LP
                     Form 10-Q--Quarter ended June 30, 1997

                                     INDEX

                                                                                             PAGE NO.
                         PART I.  FINANCIAL INFORMATION

Item  1. Financial statements

         Hawaiian Electric Industries Capital Trust I
         --------------------------------------------

         Balance sheet (unaudited) - June 30, 1997..................................................  1

         Statements of earnings (unaudited) - for the three months ended June 30, 1997 and the period February 4, 1997 (inception) to June 30, 1997.............................  1

         Statements of changes in stockholders' equity (unaudited) -
           for the three months ended June 30, 1997 and the period
           February 4, 1997 (inception) to June 30, 1997............................................  2

         Statement of cash flows (unaudited) -
           for the period February 4, 1997 (inception) to June 30, 1997.............................  2

         Notes to financial statements (unaudited)..................................................  3

         HEI Preferred Funding, LP
         -------------------------

         Balance sheet (unaudited) - June 30, 1997..................................................  4

         Statements of earnings (unaudited) - for the three months ended June 30, 1997 and the period February 4, 1997 (inception) to June 30, 1997.............................  4

         Statements of changes in partners' capital (unaudited) -
           for the three months ended June 30, 1997 and the period
           February 4, 1997 (inception) to June 30, 1997............................................  5

         Statement of cash flows (unaudited) - for the period
           February 4, 1997 (inception) to June 30, 1997............................................  5

         Notes to financial statements (unaudited)..................................................  6

Item 2.  Management's discussion and analysis of financial condition and results of operations................................................................  6

                          PART II.  OTHER INFORMATION

Item 1.  Legal proceedings..........................................................................  7
Item 2.  Changes in securities......................................................................  7
Item 3.  Defaults upon senior securities............................................................  7
Item 4.  Submission of matters to a vote of security holders........................................  7
Item 5.  Other information..........................................................................  7
Item 6.  Exhibits and reports on Form 8-K...........................................................  7
Signature...........................................................................................  9

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries Capital Trust I
BALANCE SHEET (UNAUDITED)
JUNE 30, 1997

(in thousands)
--------------------------------------------------------------------------------

ASSETS
------
Investment in partnership preferred securities.....................   $103,093
                                                                    ==========
STOCKHOLDERS' EQUITY
-----------------------------
Preferred securities (8.36% Trust Originated Preferred Securities;
   4,000,000 authorized, issued and outstanding; $25 liquidation
   amount per security)............................................   $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding; $25 liquidation
   amount per security)............................................      3,093
                                                                    ----------
                                                                      $103,093
                                                                    ==========

See accompanying notes to financial statements.



Hawaiian Electric Industries Capital Trust I
STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997
AND THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997

                                                                    Three months             February 4, 1997
                                                                        ended                 (inception) to
(in thousands)                                                      June 30, 1997              June 30, 1997
--------------------------------------------------------------------------------------------------------------
EARNINGS
Income on partnership preferred securities...................           $  2,154                        $3,471
                                                                  ===============              ===============

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997
AND THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997


                                                                                        February 4, 1997
                                                                   Three months            (inception)
                                                                      ended                    to
(in thousands)                                                     June 30, 1997          June 30, 1997
--------------------------------------------------------------------------------------------------------
PREFERRED SECURITIES, BEGINNING OF PERIOD......................        $100,000                $     --
 Issuance of preferred securities on
   February 4, 1997 (inception)................................              --                 100,000
                                                                       --------                --------
 BALANCE, END OF PERIOD........................................         100,000                 100,000
                                                                       --------                --------
COMMON SECURITIES, BEGINNING OF PERIOD.........................           3,093                      --
 Issuance of common securities on
   February 4, 1997 (inception)................................              --                   3,093
                                                                       --------                --------
 BALANCE, END OF PERIOD........................................           3,093                   3,093
                                                                       --------                --------
RETAINED EARNINGS, BEGINNING OF PERIOD.........................              --                      --
 Earnings......................................................           2,154                   3,471
 Distribution on common securities.............................             (64)                   (104)
 Distribution on preferred securities..........................          (2,090)                 (3,367)
                                                                       --------                --------
 BALANCE, END OF PERIOD........................................              --                      --
                                                                       --------                --------
TOTAL STOCKHOLDERS' EQUITY.....................................        $103,093                $103,093
                                                                       ========                =========

See accompanying notes to financial statements.


Hawaiian Electric Industries Capital Trust I
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997

(in thousands)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings.................................................................................     $   3,471
                                                                                              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................         3,471
                                                                                              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of partnership preferred securities on February 4, 1997 (inception).............      (103,093)
                                                                                              ---------
NET CASH USED IN INVESTING ACTIVITIES....................................................      (103,093)
                                                                                              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred securities on February 4, 1997 (inception)...........       100,000
Proceeds from issuance of common securities on February  4, 1997 (inception).............         3,093
Distribution on common securities........................................................          (104)
Distribution on preferred securities.....................................................        (3,367)
                                                                                              ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES................................................        99,622
                                                                                              ---------

Net increase in cash and  equivalents....................................................            --
Cash and equivalents, beginning of period................................................            --
                                                                                              ---------
CASH AND EQUIVALENTS, END OF PERIOD......................................................     $      --
                                                                                              =========

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

--------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in Hawaiian Electric Industries Capital Trust I's Quarterly Report on SEC Form 10-Q for the period February 4, 1997 (inception) to March 31, 1997. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of Hawaiian Electric Industries Capital Trust I (the Trust), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of June 30, 1997, the results of its operations for the three months ended June 30, 1997 and for the period February 4, 1997 (inception) to June 30, 1997 and its cash flows for the period February 4, 1997 (inception) to June 30, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.

HEI Preferred Funding, LP
BALANCE SHEET (UNAUDITED)
JUNE 30, 1997

(in thousands)
-------------------------------------------------------------------------------
ASSETS
------

Cash and equivalents.............................................      $      1
Interest receivable..............................................            26
Investments
   Corporate commercial paper....................................         1,213
   Affiliate debentures..........................................       120,073
                                                                    -----------
                                                                       $121,313
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities
   Accounts payable to affiliate.................................      $     27

Partners' capital
   Limited partner interest......................................       103,093
   General partner interest......................................        18,193
                                                                    -----------
   Total partners' capital.......................................       121,286
                                                                    -----------
                                                                       $121,313
                                                                    ===========

See accompanying notes to financial statements.



HEI Preferred Funding, LP
STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997
AND THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997

                                                               February 4, 1997
                                       Three months ended       (inception) to
(in thousands)                           June 30, 1997           June 30, 1997
--------------------------------------------------------------------------------
EARNINGS
Interest income
   Affiliate debentures...............        $2,509                 $  4,043
   Corporate commercial paper.........            27                       27
                                        -------------            -------------
                                              $2,536                 $  4,070
                                        =============            =============

Note: Hycap Management, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., is the sole general partner of HEI Preferred Funding, LP. Per share data is not meaningful for HEI Preferred Funding, LP.

See accompanying notes to financial statements.

HEI Preferred Funding, LP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1997
AND THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997

                                                              Three months           February 4, 1997
                                                                  ended               (inception) to
(in thousands)                                                June 30, 1997            June 30, 1997
-----------------------------------------------------------------------------------------------------
LIMITED PARTNER'S CAPITAL, BEGINNING OF PERIOD..............     $103,093                    $     --
 Issuance of preferred securities on
   February 4, 1997 (inception).............................           --                     103,093
 Earnings allocated to limited partner......................        2,154                       3,471
 Distribution to limited partner............................       (2,154)                     (3,471)
                                                                 --------                    --------
 BALANCE, END OF PERIOD.....................................      103,093                     103,093
                                                                 --------                    --------
GENERAL PARTNER'S CAPITAL, BEGINNING OF PERIOD..............       18,193                          --
 Capital contribution.......................................           --                      18,193
 Earnings allocated to general partner......................          382                         599
 Distribution to general partner............................         (382)                       (599)
                                                                 --------                    --------
 BALANCE, END OF PERIOD.....................................       18,193                      18,193
                                                                 --------                    --------
TOTAL PARTNERS' CAPITAL.....................................     $121,286                    $121,286
                                                                 ========                    ========

See accompanying notes to financial statements.

HEI Preferred Funding, LP
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FEBRUARY 4, 1997 (INCEPTION) TO JUNE 30, 1997

(in thousands)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings...............................................................................      $  4,070
Increase in interest receivable........................................................           (26)
Increase in accounts payable to affiliate..............................................            27
                                                                                          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................         4,071
                                                                                          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of affiliate debentures.......................................................      (120,073)
Purchase of commercial paper...........................................................        (1,213)
                                                                                          -----------
NET CASH USED IN INVESTING ACTIVITIES..................................................      (121,286)
                                                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred securities.........................................       103,093
Capital contribution - general partner.................................................        18,193
Distribution to limited partner........................................................        (3,471)
Distribution to general partner........................................................          (599)
                                                                                          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............................................       117,216
                                                                                          -----------
Net increase in cash and equivalents...................................................             1
Cash and equivalents, beginning of period..............................................            --
                                                                                          -----------
CASH AND EQUIVALENTS, END OF PERIOD....................................................      $      1
                                                                                          ===========

See accompanying notes to financial statements.

HEI Preferred Funding, LP
NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

--------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in HEI Preferred Funding, LP's Quarterly Report on SEC Form 10-Q for the period February 4, 1997 (inception) to March 31, 1997. In preparing the Partnership financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of HEI Preferred Funding, LP (the Partnership), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Partnership's financial position as of June 30, 1997, the results of its operations for the three months ended June 30, 1997 and for the period February 4, 1997 (inception) to June 30, 1997 and its cash flows for the period February 4, 1997 (inception) to June 30, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Partnership was formed on December 23, 1996, but engaged in no activity until it was capitalized through the issuance of its Partnership Preferred Securities and general partner interest on February 4, 1997 (inception) with the proceeds from the sale of the Partnership Preferred Securities and the general partner interest. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

ITEM 5.  OTHER INFORMATION
-----------------------------
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(A)    EXHIBITS

Exhibit 4.1 Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (No. 333-18809) (the "Registration Statement"))

Exhibit 4.2 Amended and Restated Trust Agreement of the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(f) to the Current Report on Form 8-K of Hawaiian Electric Industries, Inc. dated February 4, 1997, File No. 1-8503 (the "February 4, 1997 Form 8-K"))

Exhibit 4.3 Amended and Restated Certificate of Limited Partnership of the Partnership dated as of December 23, 1996 (incorporated by reference to Exhibit 4(c) to the Registration Statement)

Exhibit 4.4 Amended and Restated Agreement of Limited Partnership of the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(e) to the February 4, 1997 Form 8-K)

Exhibit 4.5 Trust Preferred Securities Guarantee Agreement with respect to the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(o) to the February 4, 1997 Form 8-K)

Exhibit 4.6 Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(p) to the February 4, 1997 Form 8-K)

Exhibit 4.7 Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (incorporated by reference to Exhibit 4(i) to the February 4, 1997 Form 8-K)

Exhibit 4.8 Officers' Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (incorporated by reference to Exhibit 4(l) to the February 4, 1997 Form 8-K)

Exhibit 4.9 Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEIDI dated as of February 1, 1997 (incorporated by reference to Exhibit 4(q) to the February 4, 1997 Form 8-K)

Exhibit 4.10 8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred Security) of the Trust (incorporated by reference to Exhibit 4(m) to the February 4, 1997 Form 8-K)

Exhibit 4.11 8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (incorporated by reference to Exhibit 4(n) to the February 4, 1997 Form 8-K)

Exhibit 4.12 Certificate Evidencing Trust Common Securities of the Trust dated February 4, 1997 (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

Exhibit 4.13 Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4, 1997 (incorporated by reference to
              Exhibit 4.13 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions, for the period February 4, 1997 (inception) to March 31, 1997

Exhibit 27.1 Hawaiian Electric Industries Capital Trust I-- Financial Data Schedule March 31, 1997 and for the period February 4, 1997 (inception) to March 31, 1997

Exhibit 27.2  HEI Preferred Funding, LP -- Financial Data Schedule
              March 31, 1997 and for the period February 4, 1997 (inception) to March 31, 1997

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