Form 10-Q
period 1997-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I; HEI PREFERRED FUNDING L P
filed 1997-11-10
CIK 1029528, 1029534

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

         Delaware                                  52-6829385
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, N.Y.
     10286, (212) 815-5084
               Attention: Corporate Trust Trustee Administration
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------------------------  -----------------------------------------
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

  300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801, (302) 427-5738
  (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                     Name of each exchange on which registered
-------------------------------------   -----------------------------------------
8.36% Partnership Preferred             None
 Securities
(and the related guarantee)

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x   No
                                          -----  -----

As of September 30, 1997, no voting securities of the Registrants were held by non-affiliates of the Registrants.
===============================================================================

                  Hawaiian Electric Industries Capital Trust I
                           HEI Preferred Funding, LP
                  Form 10-Q--Quarter ended September 30, 1997

                                     INDEX
                                                                       PAGE NO.

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

        Hawaiian Electric Industries Capital Trust I
        --------------------------------------------

        Balance sheet (unaudited) - September 30, 1997....................1

        Statements of earnings (unaudited) - for the three months
         ended September 30, 1997 and the period February 4, 1997
         (inception) to September 30, 1997................................1

        Statements of changes in stockholders' equity (unaudited) -
         for the three months ended September 30, 1997 and the period
         February 4, 1997 (inception) to September 30, 1997...............2

        Statement of cash flows (unaudited) -
         for the period February 4, 1997 (inception) to September 30,
         1997.............................................................2

        Notes to financial statements (unaudited).........................3

        HEI Preferred Funding, LP
        -------------------------

        Balance sheet (unaudited) - September 30, 1997....................4

        Statements of earnings (unaudited) - for the three months
         ended September 30, 1997 and the period February 4, 1997
         (inception) to September 30, 1997................................4

        Statements of changes in partners' capital (unaudited) -
         for the three months ended September 30, 1997 and the period
         February 4, 1997 (inception) to September 30, 1997...............5

        Statement of cash flows (unaudited) - for the period
         February 4, 1997 (inception) to September 30, 1997...............5

        Notes to financial statements (unaudited).........................6

Item 2. Management's discussion and analysis of financial condition and results of operations........................................6
                          PART II.  OTHER INFORMATION

Item 1. Legal proceedings.................................................7
Item 2. Changes in securities.............................................7
Item 3. Defaults upon senior securities...................................7
Item 4. Submission of matters to a vote of security holders...............7
Item 5. Other information.................................................7
Item 6. Exhibits and reports on Form 8-K..................................7
Signatures................................................................9


                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries Capital Trust I
BALANCE SHEET (UNAUDITED)
                                            September 30,
(in thousands)                                  1997
--------------------------------------------------------

Assets
------
Investment in partnership
 preferred securities.......................  $103,093
                                              ========
Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated
 Preferred Securities; 4,000,000 authorized,
 issued and outstanding; $25 liquidation
 amount per security).......................  $100,000

Common securities (8.36% Trust Common
 Securities; 123,720 authorized, issued
  and outstanding; $25 liquidation amount
   per security)............................     3,093
                                              --------
                                              $103,093
                                              ========

See accompanying notes to financial statements.


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF EARNINGS (UNAUDITED)

                                Three months               February 4, 1997
                                   ended                   (inception) to
                                September 30,               September 30,
(in thousands)                      1997                       1997
 ---------------------------------------------------------------------------------
Earnings
Income on partnership
 preferred securities.......          $2,155                         $5,626
                               ============================ =======================


 Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                           Three months                   February 4, 1997
                                                                               ended                       (inception) to
                                                                            September 30,                   September 30,
(in thousands)                                                                  1997                            1997
------------------------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period..................................      $100,000                           $   -
  Issuance of preferred securities on
    February 4, 1997 (inception)...........................................           --                          100,000
                                                                             ------------                    ------------
  Balance, end of period...................................................       100,000                         100,000
                                                                             ------------                    ------------
Common securities, beginning of period.....................................         3,093                              --
  Issuance of common securities on
    February 4, 1997 (inception)...........................................             --                           3,093
                                                                              ------------                    ------------
  Balance, end of period...................................................          3,093                           3,093
                                                                             -------------                    ------------
Retained earnings, beginning of period.....................................            --                              --
  Earnings.................................................................         2,155                           5,626
  Distribution on common securities........................................           (65)                           (169)
  Distribution on preferred securities.....................................        (2,090)                         (5,457)
                                                                             ------------                    ------------
  Balance, end of period...................................................            --                              --
                                                                             ------------                    ------------
Total stockholders' equity.................................................     $ 103,093                        $103,093
                                                                             ============                    ============

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                          February 4, 1997
                                                                                                           (inception) to
                                                                                                          September 30, 1997
(in thousands)                                                                                                   1997
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Earnings.....................................................................................................     $   5,626
                                                                                                               ------------
Net cash provided by operating activities....................................................................         5,626
                                                                                                               ------------
Cash flows from investing activities
Purchase of partnership preferred securities on February 4, 1997 (inception).................................      (103,093)
                                                                                                               ------------
Net cash used in investing activities........................................................................      (103,093)
                                                                                                               ------------
Cash flows from financing activities
Proceeds from issuance of preferred securities on February 4, 1997 (inception)...............................       100,000
Proceeds from issuance of common securities on February 4, 1997 (inception)..................................         3,093
Distribution on common securities............................................................................          (169)
Distribution on preferred securities.........................................................................        (5,457)
                                                                                                               ------------
Net cash provided by financing activities....................................................................        97,467
                                                                                                               ------------
Net increase in cash and equivalents.........................................................................            --
Cash and equivalents, beginning of period....................................................................            --
                                                                                                               ------------
Cash and equivalents, end of period..........................................................................        $   --
                                                                                                               ============

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

--------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in Hawaiian Electric Industries Capital Trust I's Quarterly Reports on SEC Form 10-Q for the period February 4, 1997 (inception) to March 31, 1997 and quarter ended
June 30,1997. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of Hawaiian Electric Industries Capital Trust I (the Trust), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of September 30, 1997, the results of its operations for the three months ended September 30, 1997 and for the period February 4, 1997 (inception) to September 30, 1997 and its cash flows for the period February 4, 1997 (inception) to September 30, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.


HEI Preferred Funding, LP
BALANCE SHEET (UNAUDITED)
                                                                  September 30,
(in thousands)                                                        1997
-------------------------------------------------------------------------------

Assets
------
Cash and equivalents.........................         $                        1
Interest receivable..........................                                 43
Investments
   Corporate commercial paper................                              1,213
   Affiliate debentures......................                            120,073
                                                  ------------------------------
                                                      $                  121,330
                                                  ==============================

Liabilities and Partners' capital
---------------------------------

Liabilities
   Accounts payable to affiliate.............         $                       44

Partners' capital
   Limited partner interest..................                            103,093
   General partner interest..................                             18,193
                                                  ------------------------------
   Total partners' capital...................                            121,286
                                                  ------------------------------
                                                      $                  121,330
                                                  ==============================

See accompanying notes to financial statements.


HEI Preferred Funding, LP
STATEMENTS OF EARNINGS (UNAUDITED)
                                                                 February 4,
                                         Three months               1997
                                            ended               (inception) to
                                         September 30,          September 30,
(in thousands)                              1997                     1997
--------------------------------------------------------------------------------
Earnings
Interest income
   Affiliate debentures..........           $2,509                        $6,552
   Corporate commercial paper....               17                            44
                                      --------------------- --------------------
                                            $2,526                        $6,596
                                      =====================  ===================

Note:  Hycap Management, Inc., a wholly owned subsidiary of Hawaiian Electric
       Industries, Inc., is the sole general partner of HEI Preferred Funding, LP. Per share data is not meaningful for HEI Preferred Funding, LP.

See accompanying notes to financial statements.


HEI Preferred Funding, LP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)

                                                 Three months          February 4, 1997
                                                    ended                (inception) to
                                                September 30,           September 30,
(in thousands)                                      1997                    1997
-----------------------------------------------------------------------------------------


Limited partner's capital, beginning of  period.   $ 103,093         $      --
   Issuance of preferred securities on
    February 4, 1997 (inception).................         --           103,093
   Earnings allocated to limited partner.........      2,155             5,626
   Distribution to limited partner...............     (2,155)           (5,626)
                                                  ----------        ----------
   Balance, end of period........................    103,093           103,093
                                                  ----------        ----------
General partner's capital, beginning of period...     18,193                --
   Capital contribution..........................         --            18,193
   Earnings allocated to general partner.........        371               970
   Distribution to general partner...............       (371)             (970)
                                                  -----------       ----------
   Balance, end of period........................     18,193            18,193
                                                  ----------        ----------
Total partners' capital..........................  $ 121,286         $ 121,286
                                                  ==========        ==========

See accompanying notes to financial statements.

HEI Preferred Funding, LP
STATEMENT OF CASH FLOWS (UNAUDITED)
                                                               February 4, 1997
                                                                (inception) to
                                                                 September 30,
(in thousands)                                                       1997
--------------------------------------------------------------------------------
Cash flows from operating activities
Earnings..................................................           $   6,596
Increase in interest  receivable..........................                 (43)
Increase in accounts payable to affiliate.................                  44
                                                               -----------------
Net cash provided by operating activities.................               6,597
                                                               -----------------
Cash flows from investing activities
Purchase of affiliate debentures..........................            (120,073)
Purchase of commercial paper..............................              (1,213)
                                                               -----------------
Net cash used in investing activities.....................            (121,286)
                                                               -----------------
Cash flows from financing activities
Proceeds from issuance of preferred securities.............            103,093
Capital contribution - general partner.....................             18,193
Distribution to limited partner............................             (5,626)
Distribution to general partner............................               (970)
                                                               -----------------
Net cash provided by financing activities..................            114,690
                                                               -----------------
Net increase in cash and equivalents.......................                  1
Cash and equivalents, beginning of period..................                 --
                                                               -----------------
Cash and equivalents, end of period........................          $       1
                                                               =================

See accompanying notes to financial statements.

HEI Preferred Funding, LP
NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

-------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in HEI Preferred Funding, LP's Quarterly Reports on SEC Form 10-Q for the period February 4, 1997 (inception) to March 31, 1997 and quarter ended June 30, 1997. In preparing the Partnership's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of HEI Preferred Funding, LP (the Partnership), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Partnership's financial position as of September 30, 1997, the results of its operations for the three months ended September 30, 1997 and for the period February 4, 1997 (inception) to September 30, 1997 and its cash flows for the period February 4, 1997 (inception) to September 30, 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. The Partnership was formed on December 23, 1996, but engaged in no activity until it was capitalized through the issuance of its Partnership Preferred Securities and general partner interest on February 4, 1997 (inception) with the proceeds from the sale of the Partnership Preferred Securities and the general partner interest. Accordingly, only the current period's results, commencing February 4, 1997 (inception) are presented.

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

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions, for the period February 4, 1997 (inception) to September 30, 1997

Exhibit 27.1 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule
                                September 30, 1997 and for the period February 4, 1997 (inception) to September 30, 1997

Exhibit 27.2                    HEI Preferred Funding, LP -- Financial Data
                                Schedule
                                September 30, 1997 and for the period
                                February 4, 1997 (inception) to September 30,
                                1997

 (B)  REPORTS ON FORM 8-K

None



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of November, 1997.



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