Form 10-K405
period 1997-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I; HEI PREFERRED FUNDING L P
filed 1998-03-16
CIK 1029528, 1029534

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

             Delaware                               52-6829385
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

          c/o The Bank of New York, 101 Barclay Street, 21st Floor,
                     New York, N.Y.  10286 (212) 815-5084
               Attention: Corporate Trust Trustee Administration
             (Address, including zip code, and telephone number,
              including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
8.36% Trust Originated              New York Stock Exchange
Preferred Securities (TOPrS)
(and the related guarantee of
Hawaiian Electric Industries, Inc.)

       Securities registered pursuant to Section 12(g) of the Act: None

                           HEI PREFERRED FUNDING, LP
        (Exact Name of Registrant as Specified in Its Certificate of Limited
                                 Partnership)

                       Commission File Number: 1-8503-02

          Delaware                                  52-2007237
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                       300 Delaware Avenue, Suite 1704,
                   Wilmington, Delaware 19801 (302) 427-5738
              (Address, including zip code, and telephone number,
              including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
8.36% Partnership                   None
Preferred Securities
(and the related guarantee of
Hawaiian Electric Industries, Inc.)

       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

As of March 9, 1998, no common securities of the Registrants were held by nonaffiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)5 in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-
18809-04) filed by the Registrants and Hawaiian Electric Industries, Inc. - Incorporated in part by reference in Part I
===============================================================================

                  Hawaiian Electric Industries Capital Trust I
                           HEI Preferred Funding, LP
  Form 10-K--for the period February 4, 1997 (inception) to December 31, 1997

                                     INDEX

                                                                                           Page No.
                                     PART I
Item  1.      Business.................................................................        1
Item  2.      Properties...............................................................        2
Item  3.      Legal Proceedings........................................................        2
Item  4.      Submission of Matters to a Vote of Security Holders......................        2

                                    PART II

Item  5.      Market for Registrants' Common Equity and Related Stockholder Matters....        2
Item  6.      Selected Financial Data..................................................        2
Item  7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................................        3
Item  8.      Financial Statements and Supplementary Data..............................        3
Item  9.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure...............................................        3

                                    PART III

Item 10.      Directors and Executive Officers of the Registrants......................        3
Item 11.      Executive Compensation...................................................        4
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........        4
Item 13.      Certain Relationships and Related Transactions...........................        4

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........        4
Index to Exhibits......................................................................        4
Signatures.............................................................................        6

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities (Trust Securities), consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has no employees.

Hawaiian Electric Industries, Inc. (the Company), holds all of the Common Securities of the Trust. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation, real estate development and other businesses, primarily in the State of Hawaii, and also engaged in the pursuit of independent power projects in Asia and the Pacific. The Company's predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

HEI PREFERRED FUNDING, LP

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 23, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from Hycap, as general partner, the investment of the proceeds from the sale of the Partnership Preferred Securities and the general partner interest in the Affiliate Investment Instruments and Eligible Debt Securities, and the payment of distributions on the Partnership Preferred Securities. All of the foregoing activities of the Trust and the Partnership occurred in or after February 1997. The Partnership has no employees.

The information set forth under the headings "The Hawaiian Electric Industries Capital Trusts", "The Partnership", "Description of the Trust Preferred Securities", "Description of the Trust Guarantees", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Description of Investment Guarantees" in the Prospectus dated January 24, 1997, and the information set forth under the headings "Description of the Trust", "Description of the Partnership", "Supplemental Description of the Trust Preferred Securities", "Supplemental Description of the Trust Guarantee", "Supplemental Description of the Partnership Preferred Securities", and "Supplemental Description of the Partnership Guarantee" in the Prospectus Supplement dated January 29, 1997, of the Trust and the Partnership are incorporated by reference herein.

ITEM 2.   PROPERTIES
          ----------

Hycap, general partner of the Partnership, rents an office in Wilmington, Delaware.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership, Hycap, or the assets of any of them.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

(a) There is no established public market for the Trust Common Securities or the general partner interests in the Partnership.

(b) All the Trust Common Securities are owned by the Company, and the entire general partner interest in the Partnership is owned by Hycap, a wholly owned subsidiary of the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and Eligible Debt Securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in Item 1. "Business," above. Accordingly, the financial statements included herein in response to Item 8. "Financial Statements and Supplementary Data," are incorporated by reference in response to this item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Registrants' activities are limited to issuing securities and investing the proceeds as described in Item 1 above.

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 1997, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $7,781,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $7,547,000 and to the holders of the Common Securities in the amount of $234,000.

Since the Partnership was organized on December 23, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance and sale of the Partnership Preferred Securities for aggregate proceeds of $103,093,000, the receipt from Hycap of $18,193,000 to purchase its interest as a general partner, the investment of the proceeds from the sale of the Partnership Preferred Securities and the general partner interest in Affiliate Investment Instruments in the aggregate principal amount of $120,073,000 and in Eligible Debt Securities in the aggregate amount of $1,213,000, and the payment of distributions on the Partnership Preferred Securities to the Trust in the aggregate amount of $7,781,000 and to its general partner in the amount of $1,342,000. All of the foregoing activities of the Trust and the Partnership occurred in or after February 1997.

All expenses of organizing the Trust and the Partnership, carrying out the issuance of their respective securities, and conducting their limited activities during 1997 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

In response to this Item 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-11 are incorporated by reference herein.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
         ---------------------------------------------------

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

        Regular Trustees:    Robert F. Clarke
                             Robert F. Mougeot
                             Constance H. Lau

        Property Trustee:    The Bank of New York

        Delaware Trustee:    The Bank of New York (Delaware)

Robert F. Clarke is the President and Chief Executive Officer of the Company. Robert F. Mougeot is the Financial Vice President and Chief Financial Officer of the Company. Constance H. Lau is the Treasurer of the Company. Each of them has served in that capacity with the Company for more than five years.

Each Trustee has served since the Trust was organized on December 19, 1996. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

The directors and officers of Hycap are as follows:


        President and Director:         Robert F. Clarke
        Vice President and Director:    Robert F. Mougeot
        Treasurer:                      Constance H. Lau
        Secretary:                      Betty Ann M. Splinter

Betty Ann M. Splinter is the Secretary of the Company and has served in that capacity with the Company for more than five years.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

As indicated above, neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership, including acting as a director or officer of the general partner of the Partnership, separate from his or her compensation as an employee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in Item 1. "Business" and Item 5. "Market for Registrants' Common Equity and Related Stockholder Matters" with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $8,000 for the period February 4, 1997 (inception) to December 31, 1997.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
(a)  Documents filed as part of this Report:

     1.  Financial Statements

     The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-11.

     2.  Financial Statements Schedules

     None.

     3.  Exhibits

     Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

Index to Exhibits
-----------------
     Exhibit 4.1        Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to
                        Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03, and 333-18809-
                        04) (the "Registration Statement"))

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


Index to Exhibits
-----------------
     Exhibit 4.4        Amended and Restated Agreement of Limited Partnership of the Partnership
                        dated as of February 1, 1997  (incorporated by reference to Exhibit 4(e) to the February 4, 1997 Form 8-K)

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

     Exhibit 4.9        Affiliate Investment Instruments Guarantee Agreement with respect to 8.36%
                        Junior Subordinated Debenture of HEI Diversified, Inc. dated as of February
                        1, 1997  (incorporated by reference to Exhibit 4(q) to the February 4, 1997
                        Form 8-K)

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

     Exhibit 12         Computation of ratio of earnings to combined fixed charges and preferred securities distributions, for the period February 4, 1997 (inception) to
                        December 31, 1997

     Exhibit 23         Consent of Independent Auditors

     Exhibit 27.1       Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule
                        December 31, 1997 and for the period February 4, 1997 (inception) to December
                        31, 1997

     Exhibit 27.2       HEI Preferred Funding, LP -- Financial Data Schedule
                        December 31, 1997 and for the period February 4, 1997 (inception) to December
                        31, 1997

(b)     Reports on Form 8-K:
        None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of March, 1998.



                       HAWAIIAN ELECTRIC INDUSTRIES
                       CAPITAL TRUST I


                       By:    /s/ Robert F. Clarke
                              ---------------------------------------
                       Name:  Robert F. Clarke
                       Title: Regular Trustee



                       By:    /s/ Robert F. Mougeot
                              ---------------------------------------
                       Name:  Robert F. Mougeot
                       Title: Regular Trustee
                              (Principal Financial Officer of the Trust)



                       By:    /s/ Constance H. Lau
                              ---------------------------------------
                       Name:  Constance H. Lau
                       Title: Regular Trustee



                       HEI PREFERRED FUNDING, LP


                       By:  HYCAP MANAGEMENT, INC., as General Partner


                       By:    /s/ Robert F. Mougeot
                              ---------------------------------------
                       Name:  Robert F. Mougeot
                       Title: Vice President
                              (Principal Financial Officer of the Partnership)

                 Hawaiian Electric Industries Capital Trust I
                          HEI Preferred Funding, LP
                     Form 10-K--for the period February 4,
                     1997 (inception) to December 31, 1997

                         INDEX TO FINANCIAL STATEMENTS
                                 ITEM 14(a)(1)

                                                                                                           PAGE NO.
Financial statements
Hawaiian Electric Industries Capital Trust I
--------------------------------------------

Balance sheet  - December 31, 1997.......................................................................... F-2

Statement of earnings - for the period February 4, 1997
   (inception) to December 31, 1997......................................................................... F-2

Statement of changes in stockholders' equity -
   for the period February 4, 1997 (inception) to December 31, 1997......................................... F-3

Statement of cash flows -
   for the period February 4, 1997 (inception) to December 31, 1997......................................... F-3

Notes to financial statements............................................................................... F-4

Independent Auditors' Report................................................................................ F-6


HEI Preferred Funding, LP
-------------------------

Balance sheet - December 31, 1997........................................................................... F-7

Statement of earnings - for the period February 4, 1997
   (inception) to December 31, 1997......................................................................... F-7

Statement of changes in partners' capital -
   for the period February 4, 1997 (inception) to December 31, 1997......................................... F-8

Statement of cash flows -
   for the period February 4, 1997 (inception) to December 31, 1997......................................... F-8

Notes to financial statements............................................................................... F-9

Independent Auditors' Report................................................................................F-11

Hawaiian Electric Industries Capital Trust I
BALANCE SHEET
December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------

Assets
------
Investment in partnership preferred securities.......................................        $103,093
                                                                                           ============

Stockholders' equity
--------------------

Preferred securities (8.36% Trust Originated Preferred Securities;
   4,000,000 authorized, issued and outstanding; $25 liquidation
   amount per security)..............................................................        $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding; $25 liquidation
   amount per security)..............................................................           3,093
                                                                                           ------------
                                                                                             $103,093
                                                                                           ============



Hawaiian Electric Industries Capital Trust I
STATEMENT OF EARNINGS
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-------------------------------------------------------------------------------------------------------

Earnings-equity in earnings of HEI Preferred Funding, LP.............................         $ 7,781
Distribution on preferred securities.................................................          (7,547)
                                                                                           ------------
Earnings available for common securities.............................................         $   234
                                                                                           ============


Note:  Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries
Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------

Preferred securities
Issuance of preferred securities on February 4, 1997 (inception).....................      $  100,000
                                                                                           ----------
Balance, December 31, 1997...........................................................         100,000
                                                                                           ----------

Common securities
Issuance of common securities on February 4, 1997 (inception)........................           3,093
                                                                                           ----------
Balance, December 31, 1997...........................................................           3,093
                                                                                           ----------

Retained earnings
Earnings available for common securities.............................................             234
                                                                                           ----------
Distribution on common securities....................................................            (234)
                                                                                           ----------
Balance, December 31, 1997...........................................................              --
                                                                                           ----------

 Total stockholders' equity...........................................................     $  103,093
                                                                                           ==========

Hawaiian Electric Industries Capital Trust I
STATEMENT OF CASH FLOWS
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities
Earnings before distribution on preferred securities.................................       $    7,781
Equity in earnings of HEI Preferred Funding, LP......................................           (7,781)
Distribution from HEI Preferred Funding, LP..........................................            7,781
                                                                                            ----------
Net cash provided by operating activities............................................            7,781
                                                                                            ----------
Cash flows from investing activity - purchase of
   partnership preferred securities on February 4, 1997 (inception)..................         (103,093)
                                                                                            ----------
Cash flows from financing activities
Proceeds from issuance of preferred securities on February 4, 1997 (inception).......          100,000
Proceeds from issuance of common securities on February 4, 1997 (inception)..........            3,093
Distribution on common securities....................................................             (234)
Distribution on preferred securities.................................................           (7,547)
                                                                                            ----------
Net cash provided by financing activities............................................           95,312
                                                                                            ----------
Net change in cash...................................................................               --
Cash, beginning of period............................................................               --
                                                                                            ----------
Cash, end of period..................................................................       $     --
                                                                                            ==========

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
December 31, 1997

--------------------------------------------------------------------------------
(1) ORGANIZATION AND PURPOSE
----------------------------

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory business trust formed under the laws of the State of Delaware on December 19, 1996 for the exclusive purposes of (i) issuing its 8.36% Trust Originated Preferred Securities (TOPrS) and its 8.36% Common Securities (the Trust Preferred Securities and the Trust Common Securities, respectively), (ii) purchasing the 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing the limited partner interests in HEI Preferred Funding, LP (the Partnership), with the proceeds from the sale of Trust Preferred Securities and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. (the Company) and sole general partner of the Partnership, has paid compensation to the underwriters in connection with the offering of the Trust Preferred Securities, which closed on February 4, 1997. The Company or Hycap has paid all expenses relating to the issuance of the securities and the operation of the Trust. Thus, these expenses of the Trust are not reflected on the Trust's financial statements. The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities,
(ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and Common Securities) and (iii) indemnify the trustees and certain other persons. The Company has invested capital in Hycap as needed.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

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

INVESTMENT

The investment in Partnership Preferred Securities represents limited partner interests in the Partnership and is accounted for under the equity method.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

(3) INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES
--------------------------------------------------

The trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor.

(4) STOCKHOLDERS' EQUITY
------------------------

TRUST PREFERRED SECURITIES

The Trust issued 4,000,000 8.36% Trust Preferred Securities, $25 liquidation amount per security, in a public offering which closed on February 4, 1997 for an aggregate purchase price of $100 million. The Company or Hycap paid all the expenses of the offering. The Trust Preferred Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote, to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

TRUST COMMON SECURITIES

The trust issued 123,720 8.36% Trust Common Securities, $25 liquidation amount per security, to the Company on February 4, 1997 for an aggregate purchase price of $3,093,000. The Trust Common Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
 Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheet of Hawaiian Electric Industries Capital Trust I (the "Trust") as of December 31, 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the period February 4, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 1997, and the results of its operations and its cash flows for the period February 4, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 19, 1998

HEI Preferred Funding, LP
BALANCE SHEET
December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------

Assets
------
Cash..............................................................................           $      1
Interest receivable...............................................................                 10
Investments
   Corporate commercial paper.....................................................              1,263
   Affiliate debentures (estimated fair value $124,876)...........................            120,073
                                                                                    -----------------
                                                                                             $121,347
                                                                                    =================
Liability and partners' capital
-------------------------------
Liability-accounts payable to affiliate...........................................           $     61

Partners' capital
   Limited partner interest.......................................................            103,093
   General partner interest.......................................................             18,193
                                                                                    -----------------
   Total partners' capital........................................................            121,286
                                                                                    -----------------
                                                                                             $121,347
                                                                                    =================

HEI Preferred Funding, LP
STATEMENT OF EARNINGS
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------

Earnings
--------
Interest income
   Affiliate debentures...........................................................             $9,062
   Corporate commercial paper.....................................................                 61
                                                                                    -----------------
                                                                                               $9,123
                                                                                    =================

Note: Hycap Management, Inc., a wholly owned subsidiary of Hawaiian Electric
      Industries, Inc., is the sole general partner of HEI Preferred Funding, LP. Per share data is not meaningful for HEI Preferred Funding, LP.

See accompanying notes to financial statements.

HEI Preferred Funding, LP
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------
Limited partner's capital
Issuance of preferred securities on February 4, 1997 (inception).................            $103,093
Earnings allocated to limited partner............................................               7,781
Distribution to limited partner..................................................              (7,781)
                                                                                     ----------------
Balance, December 31, 1997.......................................................             103,093
                                                                                     ----------------
General partner's capital
Capital contribution.............................................................              18,193
Earnings allocated to general partner............................................               1,342
Distribution to general partner..................................................              (1,342)
                                                                                     ----------------
Balance, December 31, 1997.......................................................              18,193
                                                                                     ----------------

Total partners' capital..........................................................            $121,286
                                                                                     ================



HEI Preferred Funding, LP
STATEMENT OF CASH FLOWS
For the period February 4, 1997 (inception) to December 31, 1997

(in thousands)
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings.........................................................................            $  9,123
Increase in interest receivable..................................................                 (10)
Increase in accounts payable to affiliate........................................                  61
                                                                                     ----------------
Net cash provided by operating activities........................................               9,174
                                                                                     ----------------
Cash flows from investing activities
Purchase of affiliate debentures.................................................            (120,073)
Purchase of corporate commercial paper...........................................              (1,263)
                                                                                     ----------------
Net cash used in investing activities............................................            (121,336)
                                                                                     ----------------
Cash flows from financing activities
Proceeds from issuance of preferred securities...................................             103,093
Capital contribution - general partner...........................................              18,193
Distribution to limited partner..................................................              (7,781)
Distribution to general partner..................................................              (1,342)
                                                                                     ----------------
Net cash provided by financing activities........................................             112,163
                                                                                     ----------------

Net increase in cash.............................................................                   1
Cash, beginning of period........................................................                  --
                                                                                     ----------------
Cash, end of period..............................................................            $      1
                                                                                     ================

See accompanying notes to financial statements.

HEI Preferred Funding, LP
NOTES TO FINANCIAL STATEMENTS
December 31, 1997


(1) ORGANIZATION AND PURPOSE
----------------------------

HEI Preferred Funding, LP (the Partnership) is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 23, 1996 for the exclusive purposes of (a) purchasing certain debt instruments of Hawaiian Electric Industries, Inc. (the Company) and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing limited partner interests in the Partnership, to Hawaiian Electric Industries Capital Trust I (the Trust) and (ii) the sale of the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner's interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. Hycap, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership, including taxes, duties, assessments, or government charges (other than withholding taxes or taxes or charges imposed by reason of the transfer of the Partnership Preferred Securities) imposed by the United States or any other domestic taxing authority upon the Partnership, (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities) and (iii) indemnify certain officers and agents of the Partnership. These obligations of Hycap have been guaranteed by the Company. The Company or Hycap has paid all expenses relating to the issuance of securities and all operating expenses of the Partnership. Thus, these expenses of the Partnership are not reflected on the Partnership's financial statements. The Company has funded Hycap as needed.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the Partnership financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

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

INVESTMENTS
The Partnership's investments in affiliate debentures and corporate commercial paper are classified as held-to-maturity and are recorded at cost.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

(3) INVESTMENT IN AFFILIATE DEBENTURES
--------------------------------------

The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 8.36% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after February 4, 2002, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities, respectively. Interest and redemption payments on the subsidiary debentures are guaranteed by the Company on a subordinated basis.

(4) PARTNERS' CAPITAL
---------------------

The Partnership issued 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on February 4, 1997 for an aggregate purchase price of $103,093,000. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after February 4, 2002 at the option of the Partnership, at a redemption price equal to $25 per security plus unpaid distributions. Except as provided in the agreement of limited partnership and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available therefor and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available therefor. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock issued by the Company, of which there is none currently outstanding, and with the Trust Guarantee and the Investment Guarantee.

The Partnership sold its general partner interest to Hycap on February 4, 1997 for $18,193,000. Subject to the prior payment or provision for payment of all distributions theretofore accumulated, the general partner, in its sole discretion, may declare distributions payable to the general partner out of funds legally available therefor.

(5) FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

As of December 31, 1997, the carrying values of cash and corporate commercial paper approximated their fair values. The fair value of the affiliate debentures was based on the quoted market prices of the 8.36% Trust Originated Preferred Securities issued by the Trust in a public offering which closed on February 4, 1997.

Limitations.  Fair value estimates are made at a specific point in time, based
------------
on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Partnership's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Partnership's financial instruments, fair value estimates cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are provided without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

INDEPENDENT AUDITORS' REPORT


To the Partners of HEI Preferred Funding, LP:

We have audited the accompanying balance sheet of HEI Preferred Funding, LP (the "Partnership") as of December 31, 1997, and the related statements of earnings, changes in partners' capital and cash flows for the period February 4, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEI Preferred Funding, LP as of December 31, 1997, and the results of its operations and its cash flows for the period February 4, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 19, 1998