Form 10-Q
period 1998-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I; HEI PREFERRED FUNDING L P
filed 1998-05-11
CIK 1029528, 1029534

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

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

                       Commission File Number: 1-8503-02

       Delaware                                           52-2007237
(State or other jurisdiction                    (I.R.S. Employer Identification
 of incorporation or organization)               No.)

  300 Delaware Avenue, Suite 1704, Wilmington, Delaware 19801 (302) 427-5738 (Address, including zip code, and telephone number, including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
8.36% Partnership Preferred           None
Securities(and the related
guarantee of Hawaiian Electric
Industries, Inc.)
       Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes x    No
                                                  ---     ---

As of March 31, 1998, no common securities of the Registrants were held by nonaffiliates of the Registrants.
================================================================================

                  Hawaiian Electric Industries Capital Trust I
                           HEI Preferred Funding, LP
                    Form 10-Q--Quarter ended March 31, 1998

                                     INDEX
                                                                     PAGE NO.
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Hawaiian Electric Industries Capital Trust I
         --------------------------------------------
         Balance sheets (unaudited) - March 31, 1998 and
          December 31, 1997.............................................1

         Statements of earnings (unaudited) - for the three
          months ended March 31, 1998 and the period February 4,
          1997 (inception) to March 31, 1997............................1

         Statements of changes in stockholders' equity (unaudited) -
          for the three months ended March 31, 1998 and the
          period February 4, 1997 (inception) to March 31, 1997.........2

         Statements of cash flows (unaudited) - for the three
          months ended March 31, 1998 and the period February 4,
          1997 (inception) to March 31, 1997............................2

         Notes to financial statements (unaudited)......................3

         HEI Preferred Funding, LP
         -------------------------
         Balance sheets (unaudited) - March 31, 1998 and December 31,
          1997..........................................................4

         Statements of earnings (unaudited) - for the three months
          ended March 31, 1998 and the period February  4, 1997
          (inception) to March 31, 1997.................................4

         Statements of changes in partners' capital (unaudited) -
          for the three months ended March 31, 1998 and the
          period February 4, 1997 (inception) to March 31, 1997.........5

         Statements of cash flows (unaudited) - for the three months ended March 31, 1998 and the period February 4, 1997
          (inception) to March 31, 1997.................................5

         Notes to financial statements (unaudited)......................6

Item 2.  Management's discussion and analysis of financial condition and results of operations.....................................6

                          PART II.  OTHER INFORMATION

Item 1.  Legal proceedings..............................................7

Item 6.  Exhibits and reports on Form 8-K...............................7

Signatures..............................................................8


                        PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries Capital Trust I
BALANCE SHEETS (UNAUDITED)

(in thousands)                                                 March 31, 1998          December 31, 1997
-----------------------------------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities..............        $103,093               $103,093
                                                             ====================    ======================

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................        $100,000               $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................           3,093                  3,093
                                                             --------------------    ----------------------
                                                                    $103,093               $103,093
                                                             ====================    ======================

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF EARNINGS (UNAUDITED)

                                                                                              February 4, 1997
                                                               Three months ended              (inception) to
(in thousands)                                                   March 31, 1998                March 31, 1997
--------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP....            $ 2,155                   $ 1,317
Distribution on preferred securities........................             (2,090)                   (1,277)
                                                             --------------------     ------------------------
Earnings available for common securities....................            $    65                   $    40
                                                             ====================     ========================


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                Three months            February 4, 1997
                                                                    ended                (inception) to
(in thousands)                                                 March 31, 1998            March 31, 1997
--------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period.................           $100,000                  $     --
   Issuance of preferred securities on
      February 4, 1997 (inception)........................                 --                   100,000
                                                           ------------------          ----------------------
   Balance, end of period.................................            100,000                   100,000
                                                           ------------------          ----------------------
 Common securities, beginning of period...................              3,093                        --
   Issuance of common securities on
      February 4, 1997 (inception)........................                 --                     3,093
                                                           ------------------          ----------------------
   Balance, end of period.................................              3,093                     3,093
                                                           ------------------          ----------------------
 Retained earnings, beginning of period...................                 --                        --
   Earnings available for common securities...............                 65                        40
   Distribution on common securities......................                (65)                      (40)
                                                           ------------------         ----------------------
   Balance, end of period.................................                 --                        --
                                                           ------------------         ----------------------
 Total stockholders' equity...............................           $103,093                  $103,093
                                                           ==================         ======================


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                Three months            February 4, 1997
                                                                    ended                (inception) to
(in thousands)                                                 March 31, 1998            March 31, 1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities--
Earnings before distribution on preferred securities......              $ 2,155                 $   1,317
Equity in earnings of HEI Preferred Funding, LP...........               (2,155)                   (1,317)
Distribution from HEI Preferred Funding, LP...............                2,155                     1,317
                                                           --------------------         ----------------------
Net cash provided by operating activities.................                2,155                     1,317
                                                           --------------------         ----------------------
 Cash flows used in investing activity--purchase of
  partnership preferred securities on February 4, 1997
  (inception).............................................                  --                   (103,093)
                                                           --------------------         ----------------------
Cash flows from financing activities--
Proceeds from issuance of preferred securities on
  February 4, 1997 (inception)............................                  --                    100,000
Proceeds from issuance of common securities on
  February 4, 1997 (inception)............................                  --                      3,093
Distribution on common securities.........................                 (65)                       (40)
Distribution on preferred securities......................              (2,090)                    (1,277)
                                                           --------------------         ----------------------
Net cash provided by (used in) financing activities.......              (2,155)                   101,776
                                                           --------------------         ----------------------

Net change in cash........................................                  --                         --
Cash, beginning of period.................................                  --                         --
                                                           --------------------         ----------------------
Cash, end of period.......................................              $   --                  $      --
                                                           ====================         ======================


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

--------------------------------------------------------------------------------
(1)  Basis of presentation
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in Hawaiian Electric Industries Capital Trust I's Annual Report on SEC Form 10-K for the fiscal year ended December 31, 1997. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of Hawaiian Electric Industries Capital Trust I (the Trust), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1998 and the period February 4, 1997 (inception) to March 31, 1997. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities.

HEI Preferred Funding, LP
BALANCE SHEETS (UNAUDITED)
(in thousands)                                                     March 31, 1998         December 31, 1997
------------------------------------------------------------------------------------------------------------

Assets
------
Cash...........................................................           $     38                  $      1
Interest receivable............................................                 27                        10
Investments
   Corporate commercial paper..................................              1,165                     1,263
   Affiliate debentures........................................            120,073                   120,073
                                                                ------------------     ---------------------
                                                                          $121,303                  $121,347
                                                                ==================     ======================

Liabilities and partners' capital
---------------------------------
Liabilities - accounts payable to affiliate....................           $     17                  $     61

Partners' capital
   Limited partner interest....................................            103,093                   103,093
   General partner interest....................................             18,193                    18,193
                                                                ------------------     ---------------------
   Total partners' capital.....................................            121,286                   121,286
                                                                ------------------     ---------------------
                                                                          $121,303                  $121,347
                                                                ==================     =====================

HEI Preferred Funding, LP
STATEMENTS OF EARNINGS (UNAUDITED)
                                                                    Three months          February 4, 1997
                                                                       ended               (inception) to
(in thousands)                                                     March 31, 1998          March 31, 1997
-----------------------------------------------------------------------------------------------------------
 Earnings
 --------

Interest income
   Affiliate debentures........................................             $2,509                   $1,534
   Corporate commercial paper..................................                 17                       --
                                                                ------------------      -------------------
                                                                            $2,526                   $1,534
                                                                ==================      ===================


Note: Hycap Management, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., is the sole general partner of HEI Preferred Funding, LP. Per share data is not meaningful for HEI Preferred Funding, LP.

See accompanying notes to financial statements.

HEI Preferred Funding, LP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
                                                                Three months            February 4, 1997
                                                                    ended                (inception) to
(in thousands)                                                 March 31, 1998            March 31, 1997
---------------------------------------------------------------------------------------------------------
Limited partner's capital, beginning of period............           $103,093               $     --
   Issuance of preferred securities on February 4, 1997
      (inception).........................................                 --                103,093
   Earnings allocated to limited partner..................              2,155                  1,317
   Distribution to limited partner........................             (2,155)                (1,317)
                                                           ------------------            ----------------
   Balance, end of period.................................            103,093                103,093
                                                           ------------------            ----------------
 General partner's capital, beginning of period...........             18,193                     --
   Capital contribution...................................                 --                 18,193
   Earnings allocated to general partner..................                371                    217
   Distribution to general partner........................               (371)                  (217)
                                                           ------------------            ----------------
   Balance, end of period.................................             18,193                 18,193
                                                           ------------------            ----------------
 Total partners' capital..................................           $121,286               $121,286
                                                           ==================            ================

HEI Preferred Funding, LP
STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                Three months            February 4, 1997
                                                                    ended                (inception) to
(in thousands)                                                 March 31, 1998            March 31, 1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities--
Earnings..................................................           $ 2,526                $   1,534
Increase in interest receivable...........................               (17)                      --
Decrease in accounts payable to affiliate.................               (44)                      --
                                                           -----------------            ------------------
Net cash provided by operating activities.................             2,465                    1,534
                                                           -----------------            ------------------

Cash flows from investing activities--
Purchase of affiliate debentures..........................                --                 (120,073)
Purchase of commercial paper..............................                --                   (1,213)
Proceeds from commercial paper............................                98                       --
                                                           -----------------            ------------------
Net cash provided by (used in) investing activities.......                98                 (121,286)
                                                           -----------------            ------------------

Cash flows from financing activities--
Proceeds from issuance of preferred securities............                --                  103,093
Capital contribution - general partner....................                --                   18,193
Distribution to limited partner...........................            (2,155)                  (1,317)
Distribution to general partner...........................              (371)                    (217)
                                                           -----------------            -------------------
Net cash provided by (used in) financing activities.......            (2,526)                 119,752
                                                           -----------------            -------------------

Net increase in cash......................................                37                       --
Cash, beginning of period.................................                 1                       --
                                                           ------------------           -------------------
Cash, end of period.......................................           $    38                $      --
                                                           ==================           ===================

See accompanying notes to financial statements.

HEI Preferred Funding, LP
NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

--------------------------------------------------------------------------------
(1)  Basis of presentation
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in HEI Preferred Funding, LP's Annual Report on SEC Form 10-K for the year ended December 31, 1997. In preparing the Partnership's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of HEI Preferred Funding, LP (the Partnership), the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the for the three months ended March 31, 1998 and the period February 4, 1997 (inception) to March 31, 1997. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. The Partnership was formed on December 23, 1996, but engaged in no activity until it was capitalized through the issuance of its Partnership Preferred Securities and general partner interest on February 4, 1997 (inception) with the proceeds from the sale of the Partnership Preferred Securities and the general partner interest.

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

All expenses of organizing the Trust and the Partnership, carrying out the issuance of their respective securities, and conducting their limited activities have been borne by the Company, either directly or through Hycap, its wholly owned subsidiary.


                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1.  Legal proceedings
--------------------------

The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)      EXHIBITS

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities or limited partner distributions for the three months ended March 31, 1998 and for the period February 4, 1997 (inception) to March 31, 1997

Exhibit 27.1 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule March 31, 1998 and three months ended March 31, 1998

Exhibit 27.2 HEI Preferred Funding, LP -- Financial Data Schedule March 31, 1998 and three months ended March 31, 1998

(b)  REPORTS ON FORM 8-K

None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 1st day of May, 1998.



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