Form 10-Q
period 1998-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 1998-08-03
CIK 1029528

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)


                       Commission File Number: 1-8503-01


                          Delaware                                                          52-6829385
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

                          c/o The Bank of New York,
                       101 Barclay Street, 21st Floor,
                            New York, N.Y.  10286
                                (212) 815-5084
               Attention: Corporate Trust Trustee Administration
             (Address, including zip code, and telephone number,
             including area code, of principal executive offices)


          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                        Name of each exchange on which registered
-------------------                                        -----------------------------------------
8.36% Trust Originated Preferred Securities (TOPrS)        New York Stock Exchange
(and the related guarantee of Hawaiian Electric
Industries, Inc.)


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


As of June 30, 1998, no common securities of the Registrant were held by nonaffiliates of the Registrant.


================================================================================

                  Hawaiian Electric Industries Capital Trust I
                     Form 10-Q--Quarter ended June 30, 1998


                                     INDEX

                                                                                         Page No.
                         PART I.  FINANCIAL INFORMATION

Item  1.    Financial statements

            Balance sheets (unaudited) - June 30, 1998 and December 31, 1997................1

            Statements of earnings (unaudited) - for the three months ended
              June 30, 1998 and 1997, the six months ended June 30, 1998 and the period February 4, 1997 (inception) to June 30, 1997..................1

            Statements of changes in stockholders' equity (unaudited) -
              for the three months ended June 30, 1998 and 1997,
              the six months ended June 30, 1998 and the period
              February 4, 1997 (inception) to June 30, 1997.................................2

            Statements of cash flows (unaudited) - for the six months ended
              June 30, 1998 and the period February 4, 1997 (inception) to
              June 30, 1997.................................................................2

            Notes to financial statements (unaudited).......................................3

Item 2.     Management's discussion and analysis of financial condition and results of operations.....................................................4

                          PART II.  OTHER INFORMATION

Item 1.     Legal proceedings...............................................................5

Item 6.     Exhibits and reports on Form 8-K................................................5

Signatures..................................................................................5

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries Capital Trust I
BALANCE SHEETS (UNAUDITED)


                                                                      June 30,         December 31,
(in thousands)                                                          1998               1997
-----------------------------------------------------------------------------------------------------------

Assets
------

Investment in partnership preferred securities..................         $103,093           $103,093
                                                                   ==============    ===============

Stockholders' equity
--------------------

Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).........................         $100,000           $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).........................            3,093              3,093
                                                                   --------------    ---------------
                                                                         $103,093           $103,093
                                                                   ==============    ===============


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF EARNINGS (UNAUDITED)


                                                                                                                       February 4,
                                                                      Three months                     Six                1997
                                                                          ended                       months          (inception)
                                                                         June 30,                     ended                to
                                                            ---------------------------------        June 30,           June 30,
(in thousands)                                                   1998               1997               1998               1997
------------------------------------------------------------------------------------------------------------------------------------


Earnings-equity in earnings of HEI Preferred
   Funding, LP..............................................       $ 2,154            $ 2,154           $ 4,309             $ 3,471
Distribution on preferred securities........................        (2,090)            (2,090)           (4,180)             (3,367)
                                                            --------------     --------------     -------------     ---------------
Earnings available for common securities....................       $    64            $    64           $   129             $   104
                                                            ==============     ==============     =============     ===============



Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                                     February 4,
                                                                       Three months                   Six               1997
                                                                           ended                     months          (inception)
                                                                         June 30,                    ended               to
                                                            -------------------------------         June 30,          June 30,
(in thousands)                                                    1998              1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period...................     $100,000          $100,000          $100,000        $           --
   Issuance of preferred securities on
      February 4, 1997 (inception)..........................           --                --                --               100,000
                                                            -------------     -------------     -------------     -----------------
Balance, end of period......................................      100,000           100,000           100,000               100,000
                                                            -------------     -------------     -------------     -----------------

Common securities, beginning of period......................        3,093             3,093             3,093                    --
   Issuance of common securities on
      February 4, 1997 (inception)..........................           --                --                --                 3,093
                                                            -------------     -------------     -------------     -----------------
Balance, end of period......................................        3,093             3,093             3,093                 3,093
                                                            -------------     -------------     -------------     -----------------

Retained earnings, beginning of period......................           --                --                --                    --
   Earnings available for common securities.................           64                64               129                   104
   Distribution on common securities........................          (64)              (64)             (129)                 (104)
                                                            -------------     -------------     -------------     -----------------
Balance, end of period......................................           --                --                --                    --
                                                            -------------     -------------     -------------     -----------------

Total stockholders' equity..................................     $103,093          $103,093          $103,093              $103,093
                                                            =============     =============     =============     =================


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six months               February 4, 1997
                                                                          ended                  (inception) to
(in thousands)                                                        June 30, 1998               June 30, 1997
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities...........                $ 4,309                   $   3,471
Equity in earnings of HEI Preferred Funding, LP................                 (4,309)                     (3,471)
Distribution from HEI Preferred Funding, LP....................                  4,309                       3,471
                                                               -----------------------     -----------------------
Net cash provided by operating activities......................                  4,309                       3,471
                                                               -----------------------     -----------------------

Cash flows used in investing activity--purchase of
  partnership preferred securities on February 4, 1997
  (inception)..................................................                     --                    (103,093)
                                                               -----------------------     -----------------------

Cash flows from financing activities
Proceeds from issuance of preferred securities on
  February 4, 1997 (inception).................................                     --                     100,000
Proceeds from issuance of common securities on
  February 4, 1997 (inception).................................                     --                       3,093
Distribution on common securities..............................                   (129)                       (104)
Distribution on preferred securities...........................                 (4,180)                     (3,367)
                                                               -----------------------     -----------------------
Net cash provided by (used in) financing activities............                 (4,309)                     99,622
                                                               -----------------------     -----------------------

Net change in cash.............................................                     --                          --
Cash, beginning of period......................................                     --                          --
                                                               -----------------------     -----------------------

Cash, end of period............................................   $        --                 $         --
                                                               =======================     =======================

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (The Trust) on SEC Form 10-K for the fiscal year ended December 31, 1997. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of June 30, 1998 and December 31, 1997; the results of its operations for the three months ended June 30, 1998 and 1997, the six months ended June 30, 1998 and the period February 4, 1997 (inception) to June 30, 1997; and its cash flows for the six months ended June 30, 1998 and the period February 4, 1997 (inception) to June 30, 1997. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities.

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

The Registrant's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities have been borne by Hawaiian Electric Industries, Inc. (the Company), either directly or through Hycap Management, Inc. (Hycap), its wholly owned subsidiary.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. The Partnership exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership. Since the Partnership was organized on December 23, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from Hycap, as general partner, the investment of the proceeds from the sale of the Partnership Preferred Securities and the general partner interest in the Affiliate Investment Instruments and Eligible Debt Securities, and the payment of distributions on the Partnership Preferred Securities. Hycap is the sole general partner of the Partnership.

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The Registrant knows of no material legal proceedings involving the Trust or its assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      EXHIBITS

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 1998 and for the period February 4, 1997 (inception) to June 30, 1997

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule June 30, 1998 and six months ended June 30, 1998


(b)  REPORTS ON FORM 8-K

None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of August, 1998.



                              HAWAIIAN ELECTRIC INDUSTRIES
                              CAPITAL TRUST I


                              By:    /s/Robert F. Mougeot
                                     -------------------------------------------
                              Name:  Robert F. Mougeot
                              Title: Regular Trustee
                                     (Principal Financial Officer of the Trust)



                              By:    /s/Constance H. Lau
                                     -------------------------------------------
                              Name:  Constance H. Lau
                              Title: Regular Trustee