Form 10-Q
period 1998-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 1998-11-13
CIK 1029528

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___
                                       -

As of September 30, 1998, no common securities of the Registrant were held by nonaffiliates of the Registrant.


================================================================================

                 Hawaiian Electric Industries Capital Trust I
                  Form 10-Q--Quarter ended September 30, 1998


                                     INDEX

                                                                                                   PAGE NO.
                              PART I. FINANCIAL INFORMATION

Item  1.  Financial statements
          Balance sheets (unaudited) - September 30, 1998 and December 31, 1997................           1

          Statements of earnings (unaudited) - for the three months ended
             September 30, 1998 and 1997, the nine months ended September 30, 1998
             and the period February 4, 1997 (inception) to September 30, 1997.................           1

          Statements of changes in stockholders' equity (unaudited) - for the three months ended September 30, 1998 and 1997, the nine months ended September 30, 1998 and the period
             February 4, 1997 (inception) to September 30, 1997................................           2

          Statements of cash flows (unaudited) - for the nine months ended
             September 30, 1998 and the period February 4, 1997 (inception) to
             September 30, 1997................................................................           2

          Notes to financial statements (unaudited) ...........................................           3

Item 2.   Management's discussion and analysis of financial condition
             and results of operations.........................................................           4


                      PART II. OTHER INFORMATION

Item 1.   Legal proceedings....................................................................           5

Item 6.   Exhibits and reports on Form 8-K.....................................................           5

Signatures ....................................................................................           5

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

Hawaiian Electric Industries Capital Trust I
BALANCE SHEETS (UNAUDITED)

                                                                               September 30,            December 31,
(in thousands)                                                                      1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Assets
------
Investment in partnership preferred securities..........................          $103,093                $103,093
                                                                                ============            ==============

Stockholders' Equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).................................          $100,000                $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).................................             3,093                   3,093
                                                                                ============            ==============
                                                                                  $103,093                $103,093
                                                                                ============            ==============

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF EARNINGS (UNAUDITED)



                                                                                                              February 4,
                                                                    Three months              Nine months         1997
                                                                        ended                    ended        (inception)
                                                                    September 30,              September      to September
                                                           --------------------------------        30,             30,
(in thousands)                                                  1998             1997             1998            1997
----------------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred
    Funding, LP........................................        $  2,155         $  2,155          $ 6,464         $ 5,626
Distribution on preferred securities...................          (2,090)          (2,090)          (6,270)         (5,457)
                                                               --------         ---------         --------        -------
Earnings available for common securities...............        $     65         $     65          $   194         $   169
                                                               ========         ========          =======         =======


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                           February 4,
                                                                                            Nine              1997
                                                                                           months          (inception)
                                                                 Three months              ended              to
                                                                     ended               September         September
                                                                 September 30,              30,               30,
                                                           -------------------------
(in thousands)                                                1998           1997          1998              1997
-------------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period.............     $  100,000      $  100,000      $  100,000       $        --
   Issuance of preferred securities on
      February 4, 1997 (inception)....................             --              --              --          100,000
                                                           ----------      ----------      ----------       ----------
Balance, end of period................................        100,000         100,000         100,000          100,000
                                                           ----------      ----------      ----------       ----------

Common securities, beginning of period................          3,093           3,093           3,093               --
   Issuance of common securities on
      February 4, 1997 (inception)....................             --              --              --            3,093
                                                           ----------      ----------      ----------       ----------
Balance, end of period................................          3,093           3,093           3,093            3,093
                                                           ----------      ----------      -----------      ----------

Retained earnings, beginning of period................             --              --              --               --
   Earnings available for common securities...........             65              65             194              169
   Distribution on common securities..................            (65)            (65)           (194)            (169)
                                                           ----------      ----------      -----------      ----------
Balance, end of period................................             --              --              --               --
                                                           ----------      ----------      -------------    ----------

Total stockholders' equity............................       $103,093        $103,093        $103,093         $103,093
                                                           ==========      ==========      =============    ==========


Hawaiian Electric Industries Capital Trust I
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Nine months            February 4, 1997
                                                                                 ended                (inception) to
(in thousands)                                                             September 30, 1998       September 30, 1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities...................         $  6,464                  $  5,626
Equity in earnings of HEI Preferred Funding, LP........................           (6,464)                   (5,626)
Distribution from HEI Preferred Funding, LP............................            6,464                     5,626
                                                                               ----------                 --------
Net cash provided by operating activities..............................            6,464                     5,626
                                                                               ----------                 --------

Cash flows used in investing activity--purchase of
  partnership preferred securities on February 4, 1997
  (inception)..........................................................               --                  (103,093)
                                                                               ----------                 ---------

Cash flows from financing activities
Proceeds from issuance of preferred securities on
  February 4, 1997 (inception).........................................               --                   100,000
Proceeds from issuance of common securities on
  February 4, 1997 (inception).........................................               --                     3,093
Distribution on common securities......................................             (194)                     (169)
Distribution on preferred securities...................................           (6,270)                   (5,457)
                                                                               ----------                 ---------
Net cash provided by (used in) financing activities....................           (6,464)                   97,467
                                                                               ----------                 ---------

Net change in cash.....................................................               --                        --
Cash, beginning of period..............................................               --                        --
                                                                               ----------                 ---------

Cash, end of period....................................................      $        --              $         --
                                                                               ==========                 =========

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
September 30, 1998
(UNAUDITED)

--------------------------------------------------------------------------------


(1)  BASIS OF PRESENTATION

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trustis financial position as of September 30, 1998 and December 31, 1997; the results of its operations for the three months ended September 30, 1998 and 1997, the nine months ended September 30, 1998 and the period February 4, 1997 (inception) to September 30, 1997; and its cash flows for the nine months ended September 30, 1998 and the period February 4, 1997 (inception) to September 30, 1997. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 1998 and for the period February 4, 1997 (inception) to September 30, 1997

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule September 30, 1998 and nine months ended September 30, 1998


(B)  REPORTS ON FORM 8-K

None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of November, 1998.


                            HAWAIIAN ELECTRIC INDUSTRIES
                            CAPITAL TRUST I



                            By:      /s/ ROBERT F. MOUGEOT
                                     -------------------------------------------
                            Name:    Robert F. Mougeot
                            Title:   Regular Trustee
                                     (Principal Financial Officer of the Trust)



                            By:      /s/ CONSTANCE H. LAU
                                     -------------------------------------------
                            Name:    Constance H. Lau
                            Title:   Regular Trustee