Form 10-K405
period 1998-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 1999-03-22
CIK 1029528

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

                         Delaware                                                                         52-6829385
 (State or other jurisdiction of incorporation or organizaion)                               (I.R.S. Employer Identification No.)

                  c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, N.Y.  10286 (212) 815-5084
                                         Attention: Corporate Trust Trustee Administration
             (Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                                  Name of each exchange on which registered
-------------------                                                  -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [X]

As of March 12, 1999, no common securities of the Registrant were held by nonaffiliates of the Registrant.

                      Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)(5) in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-
18809-04) filed by the Registrant and Hawaiian Electric Industries, Inc.- Incorporated in part by reference in Part I

================================================================================

                               TABLE OF CONTENTS

                                                                                   Page No.
                                     PART I

Item  1.      Business.............................................................   1
Item  2.      Properties...........................................................   2
Item  3.      Legal Proceedings....................................................   2
Item  4.      Submission of Matters to a Vote of Security Holders..................   2

                                    PART II

Item  5.      Market for Registrant's Common Equity and Related Stockholder Matters   2
Item  6.      Selected Financial Data..............................................   2
Item  7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...........................................   3
Item  8.      Financial Statements and Supplementary Data..........................   3
Item  9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure............................................   3

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant...................   3
Item 11.      Executive Compensation...............................................   4
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......   4
Item 13.      Certain Relationships and Related Transactions.......................   4

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......   4
Signatures.........................................................................   6

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

Hawaiian Electric Industries, Inc. (the Company), holds all of the Trust Common Securities. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation and other businesses, primarily in the State of Hawaii, and also engaged in the pursuit of independent power and integrated energy services projects in Asia and the Pacific. The Company's predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

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

The Trust's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

The information set forth under the headings "The Hawaiian Electric Industries Capital Trusts", "The Partnership", "Description of the Trust Preferred Securities", "Description of the Trust Guarantees", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Description of Investment Guarantees" in the Prospectus dated January 24, 1997, and the information set forth under the headings "Description of the Trust", "Description of the Partnership", Supplemental Description of the Trust Preferred Securities", Supplemental Description of the Trust Guarantee", "Supplemental Description of the Partnership Preferred Securities", and "Supplemental Description of the Partnership Guarantee" in the Prospectus Supplement dated January 29, 1997, of the Trust and the Partnership is incorporated by reference herein.

ITEM 2.   Properties
          ----------

None.

ITEM 3.   Legal Proceedings
          -----------------

The Registrant knows of no legal proceedings involving the Trust or its assets.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

During the fourth quarter of 1998, no matter was submitted to a vote of holders of any securities of the Trust.

                                    PART II
                                    -------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

(a)  There is no established public market for the Trust Common Securities.

(b)  All the Trust Common Securities are owned by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. The dividends declared and paid on the Trust Common Securities for the four quarters of 1998 and the second, third and fourth quarters of 1997 were $64,644 per quarter. The dividends declared and paid on the Trust Common Securities for the period February 4, 1997 (inception) to March 31, 1997 were $39,504.


ITEM 6.   Selected Financial Data
          -----------------------

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

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 1998, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Common Securities in the amount of $259,000. During 1997, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $7,781,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $7,547,000 and to the holders of the Common Securities in the amount of $234,000. All of the foregoing activities of the Trust occurred in or after February 1997.

All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities during 1998 and 1997 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

Year 2000 issue.  Ongoing receipts and distributions of the Trust are handled by
----------------
The Bank of New York, as Trustee. The Bank of New York's "Year 2000 Readiness Disclosure" can be accessed at its website: www.bankofny.com/about/atdyy2k.htm. If The Bank of New York is not Year 2000 ready, the Trust will place its business with another trustee and can manually issue checks and make deposits in the interim.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

In response to this Item 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-6 are incorporated by reference herein.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

None.

                                   PART III
                                   --------

ITEM 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

        Regular Trustees:    Robert F. Clarke
                             Robert F. Mougeot
                             Constance H. Lau

        Property Trustee:    The Bank of New York

        Delaware Trustee:    The Bank of New York (Delaware)

Robert F. Clarke is the Chairman, President and Chief Executive Officer of the Company. Robert F. Mougeot is the Financial Vice President and Chief Financial Officer of the Company. Constance H. Lau is the Treasurer of the Company. Each of them has served in that capacity with the Company for more than five years.

Each Trustee has served since the Trust was organized on December 19, 1996. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

ITEM 11.  Executive Compensation
          ----------------------

As indicated above, the Trust has no executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust separate from his or her compensation as an employee of the Company.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information in Item 1. "Business" and Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $7,000 for the year ended December 31, 1998.

                                    PART IV
                                    -------

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  Documents filed as part of this Report:

     1.  Financial Statements

     The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-6.

     2.  Financial Statement Schedules

     None.

     3.  Exhibits

     The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Treasurer, P.O. Box 730, Honolulu, Hawaii 96808-0730.


Index to Exhibits
-----------------
Exhibit 4.1             Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (Nos. 333-18809,
                        333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04) (the "Registration
                        Statement"))

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

*Exhibit 12             Computation of ratio of earnings to combined fixed charges and preferred securities distributions, for the year ended December 31, 1998 and the period
                        February 4, 1997 (inception) to December 31, 1997


*Exhibit 23                Accountants' Consent

*Exhibit 27                Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule
                           December 31, 1998 and year ended December 31, 1998

(b)  Reports on Form 8-K:

     None.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 1999.


                              HAWAIIAN ELECTRIC INDUSTRIES
                              CAPITAL TRUST I *


                              By:    /s/ Robert F. Clarke
                                     ---------------------------
                              Name:  Robert F. Clarke
                              Title: Regular Trustee



                              By:    /s/ Robert F. Mougeot
                                     ---------------------------
                              Name:  Robert F. Mougeot
                              Title: Regular Trustee



                              By:    /s/ Constance H. Lau
                                     ---------------------------
                              Name:  Constance H. Lau
                              Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                  Hawaiian Electric Industries Capital Trust I
                Form 10-K--for the year ended December 31, 1998

                         INDEX TO FINANCIAL STATEMENTS
                                 ITEM 14(a)(1)


Financial statements                                                          Page No.
   Balance sheets  - December 31, 1998 and December 31, 1997.................    F-2

   Statements of earnings - for the year ended December 31, 1998
   and the period February 4, 1997 (inception) to December 31, 1997..........    F-2

   Statements of changes in stockholders' equity - for the year ended December 31, 1998 and the period
   February 4, 1997 (inception) to December 31, 1997.........................    F-3

   Statements of cash flows - for the year ended December 31, 1998
   and the period February 4, 1997 (inception) to December 31, 1997..........    F-3

   Notes to financial statements.............................................    F-4

Independent Auditors' Report.................................................    F-6


Hawaiian Electric Industries Capital Trust I
Balance sheets

                                                                       December 31,               December 31,
(in thousands)                                                             1998                      1997
--------------------------------------------------------------------------------------------------------------

Assets
------
Investment in partnership preferred securities..............             $103,093                  $103,093
                                                                         ========                  ========

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................             $100,000                  $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................                3,093                     3,093
                                                                         --------                  --------
                                                                         $103,093                  $103,093
                                                                         ========                  ========

Hawaiian Electric Industries Capital Trust I
Statements of earnings

                                                                                                     February 4,
                                                                                                        1997
                                                                             Year ended             (inception) to
                                                                             December 31,            December 31,
(in thousands)                                                                   1998                   1997
------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP.........              $  8,619               $  7,781
Distribution on preferred securities.............................                (8,360)                (7,547)
                                                                                -------                -------
Earnings available for common securities.........................               $   259                $   234
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

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity

                                                                                                            February 4,
                                                                                                               1997
                                                                                    Year ended            (inception) to
                                                                                    December 31,            December 31,
(in thousands)                                                                         1998                    1997
------------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period............................                $100,000                 $  --
   Issuance of preferred securities on
      February 4, 1997 (inception)...................................                      --                  100,000
                                                                                     --------                 --------
Balance, end of period...............................................                 100,000                  100,000
                                                                                     --------                 --------

Common securities, beginning of period...............................                   3,093                       --
   Issuance of common securities on
      February 4, 1997 (inception)...................................                      --                    3,093
                                                                                     --------                 --------
Balance, end of period...............................................                   3,093                    3,093
                                                                                     --------                 --------

Retained earnings, beginning of period...............................                      --                       --
   Earnings available for common securities..........................                     259                      234
   Distribution on common securities.................................                    (259)                    (234)
                                                                                     --------                 --------
Balance, end of period...............................................                      --                       --
                                                                                     --------                 --------
Total stockholders' equity...........................................                $103,093                 $103,093
                                                                                     ========                 ========

Hawaiian Electric Industries Capital Trust I
Statements of cash flows

                                                                                                     February 4, 1997
                                                                            Year ended                 (inception) to
                                                                            December 31,                December 31,
(in thousands)                                                                  1998                        1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities...........                $ 8,619                   $   7,781
Equity in earnings of HEI Preferred Funding, LP................                 (8,619)                     (7,781)
Distribution from HEI Preferred Funding, LP....................                  8,619                       7,781
                                                                               -------                   ---------
Net cash provided by operating activities......................                  8,619                       7,781
                                                                               -------                   ---------

Cash flows used in investing activity--purchase of
  partnership preferred securities on February 4, 1997
  (inception)..................................................                     --                    (103,093)
                                                                               -------                   ---------
Cash flows from financing activities
Proceeds from issuance of preferred securities on
  February 4, 1997 (inception).................................                     --                     100,000
Proceeds from issuance of common securities on
  February 4, 1997 (inception).................................                     --                       3,093
Distribution on common securities..............................                   (259)                       (234)
Distribution on preferred securities...........................                 (8,360)                     (7,547)
                                                                               -------                   ---------
Net cash provided by (used in) financing activities............                 (8,619)                     95,312
                                                                               -------                   ---------

Net change in cash.............................................                     --                          --
Cash, beginning of period......................................                     --                          --
                                                                               -------                   ---------

Cash, end of period............................................                $    --                   $      --
                                                                               =======                   =========

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. (the Company) and sole general partner of the Partnership, has paid compensation to the underwriters in connection with the offering of the Trust Preferred Securities, which closed on February 4, 1997. The Company or Hycap has paid all expenses relating to the issuance of the securities and the operation of the Trust. Thus, these expenses of the Trust are not reflected on the Trust's financial statements. The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities,
(ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities) and (iii) indemnify the trustees and certain other persons. The Company has invested capital in Hycap as needed.

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

The Trust was formed under Delaware law on December 19, 1996, but engaged in no activity until it was capitalized through the issuance of the Trust Preferred Securities and the Trust Common Securities on February 4, 1997 (inception) with the proceeds from the sale of the Trust Preferred Securities and the Common Securities. Accordingly, 1997 results are presented commencing February 4, 1997 (inception).

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

(3) Investment in Partnership Preferred Securities
--------------------------------------------------

The trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor. At December 31, 1998, Partnership assets consisted of cash ($1.2 million) and investments in debt instruments issued by the Company and its subsidiary ($120.1 million). These assets were funded by the general partner ($18.2 million) and limited partner ($103.1 million). Partnership activity during 1998 included interest income on the previously mentioned debt instruments ($10.0 million) and other interest income ($0.1 million) and distributions on the limited partner ($8.6 million) and general partner ($1.5 million) interests.

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

[KPMG LLP letterhead]



INDEPENDENT AUDITORS' REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheets of Hawaiian Electric Industries Capital Trust I (the "Trust") as of December 31, 1998 and 1997, and the related statements of earnings, changes in stockholders' equity and cash flows for the year ended December 31, 1998 and the period from February 4, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from February 4, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG LLP

Honolulu, Hawaii
January 18, 1999