Form 10-Q
period 1999-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 1999-07-19
CIK 1029528

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)


                       Commission File Number: 1-8503-01

            Delaware                                52-6829385
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, NY  10286
                                (212) 815-5084
               Attention: Corporate Trust Trustee Administration
(Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

8.36% Trust Originated Preferred       New York Stock Exchange
Securities (TOPrS)(and the related
guarantee of Hawaiian Electric
Industries, Inc.)

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


As of June 30, 1999, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                  Hawaiian Electric Industries Capital Trust I
                     Form 10-Q--Quarter ended June 30, 1999


                                     INDEX


                                                                                                        Page No.
                        PART I.  FINANCIAL INFORMATION


Item  1.     Financial statements
             Balance sheets (unaudited) - June 30, 1999 and December 31, 1998.................................1

             Statements of earnings (unaudited) - three and six months ended
               June 30, 1999 and 1998.........................................................................1

             Statements of changes in stockholders' equity (unaudited) -
               three and six months ended June 30, 1999 and 1998..............................................2

             Statements of cash flows (unaudited) - six months ended
               June 30, 1999 and 1998.........................................................................2

             Notes to financial statements (unaudited)........................................................3

Item 2.      Management's discussion and analysis of financial condition and results of operations......................................................................4

                          PART II.  OTHER INFORMATION

Item 1.      Legal proceedings................................................................................5

Item 6.      Exhibits and reports on Form 8-K.................................................................5

Signatures....................................................................................................5


                                      PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                    June 30,               December 31,
(in thousands)                                                        1999                     1998
-----------------------------------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities.............              $103,093                  $103,093
                                                            =====================    ======================

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and
   outstanding; $25 liquidation amount per security).......              $100,000                  $100,000
Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security)....................                 3,093                     3,093
                                                                         $103,093                  $103,093
                                                            =====================    ======================

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)
                                                                   Three months                         Six months
                                                                  ended June 30,                      ended June 30,
                                                           ---------------------------       ------------------------------
(in thousands)                                               1999              1998              1999               1998
---------------------------------------------------------------------------------------------------------------------------

Earnings-equity in earnings of HEI Preferred
    Funding, LP.......................................       $ 2,154           $ 2,154           $ 4,309            $ 4,309
Distribution on preferred securities..................        (2,090)           (2,090)           (4,180)            (4,180)
                                                       -------------     -------------     -------------     --------------
Earnings available for common securities..............       $    64           $    64           $   129            $   129
                                                       =============     =============     =============     ==============

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)

                                                                  Three months                           Six months
                                                                 ended June 30,                        ended June 30,
                                                          -----------------------------        ------------------------------
(in thousands)                                               1999               1998              1999               1998
-----------------------------------------------------------------------------------------------------------------------------

Preferred securities, beginning and end of period..        $100,000           $100,000           $100,000           $100,000

Common securities, beginning and end of period.....           3,093              3,093              3,093              3,093

Retained earnings, beginning of period.............              --                 --                 --                 --
   Earnings available for common securities........              64                 64                129                129
   Distribution on common securities...............             (64)               (64)              (129)              (129)
                                                      --------------     --------------     --------------     --------------
Balance, end of period.............................              --                 --                 --                 --
                                                      --------------     --------------     --------------     --------------

Total stockholders' equity.........................        $103,093           $103,093           $103,093           $103,093
                                                      ==============     ==============     ==============     ==============

Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)



                                                                                   Six months ended June 30,
                                                                         -----------------------------------------------
(in thousands)                                                               1999                           1998
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Earnings before distribution on preferred securities......                $  4,309                       $  4,309
Equity in earnings of HEI Preferred Funding, LP...........                  (4,309)                        (4,309)
Distribution from HEI Preferred Funding, LP...............                   4,309                          4,309
                                                                 ------------------               ----------------
Net cash provided by operating activities.................                   4,309                          4,309
                                                                 ------------------               ----------------
Cash flows from financing activities
Distribution on common securities.........................                   (129)                           (129)
Distribution on preferred securities......................                 (4,180)                         (4,180)
                                                                 -----------------               -----------------
Net cash used in financing activities.....................                 (4,309)                         (4,309)
                                                                 -----------------               -----------------

Net change in cash........................................                     --                              --
Cash, beginning of period.................................                     --                              --
                                                                 -----------------               -----------------

Cash, end of period.......................................                $    --                        $     --
                                                                 =================               =================
See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)
--------------------------------------------------------------------------------

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

For information about the Company (Commission File Number 1-8503), refer to the Company's periodic reports filed from time to time under the Securities and Exchange Act of 1934.

                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal proceedings
--------------------------

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)  Exhibits

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 1999 and 1998

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule June 30, 1999 and six months ended June 30, 1999

(b)  Reports on Form 8-K

None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of July, 1999.


                              HAWAIIAN ELECTRIC INDUSTRIES
                              CAPITAL TRUST I *



                              By:      /s/ Robert F. Mougeot
                                     ------------------------
                              Name:  Robert F. Mougeot
                              Title: Regular Trustee


                              By:      /s/ Constance H. Lau
                                     -----------------------
                              Name:  Constance H. Lau
                              Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.