Form 10-Q
period 1999-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 1999-11-02
CIK 1029528

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x     No____
                                          -----

As of September 30, 1999, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                 Hawaiian Electric Industries Capital Trust I
                  Form 10-Q--Quarter ended September 30, 1999


                                     INDEX

                                                                        Page No.
                        PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements
          Balance sheets (unaudited) - September 30, 1999 and December
            31, 1998........................................................ 1

          Statements of earnings (unaudited) - three and nine months ended September 30, 1999 and 1998............................... 1

          Statements of changes in stockholders' equity (unaudited) -
            three and nine months ended September 30, 1999 and 1998......... 2

          Statements of cash flows (unaudited) - nine months ended
            September 30, 1999 and 1998..................................... 2

          Notes to financial statements (unaudited)......................... 3

Item 2.   Management's discussion and analysis of financial condition and results of operations....................................... 4


                          PART II.  OTHER INFORMATION


Item 1.   Legal proceedings................................................. 5

Item 6.   Exhibits and reports on Form 8-K.................................. 5

Signatures.................................................................. 5

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                     September 30,       December 31,
(in thousands)                                                            1999              1998
------------------------------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities..............          $103,093            $103,093
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
                                                                      ========            ========

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)

                                                                   Three months                   Nine months
                                                                ended September 30,           ended September 30,
                                                                -------------------           -------------------
(in thousands)                                                     1999      1998                1999      1998
------------------------------------------------------------------------------------------------------------------

Earnings-equity in earnings of HEI Preferred
    Funding, LP........................................          $ 2,155    $ 2,155            $ 6,464    $ 6,464
Distribution on preferred securities...................           (2,090)    (2,090)            (6,270)    (6,270)
                                                                 -------    -------            -------    -------
Earnings available for common securities...............          $    65    $    65            $   194    $   194
                                                                 =======    =======            =======    =======

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)


                                                             Three months                   Nine months
                                                          ended September 30,            ended September 30,
                                                          -------------------            -------------------
(in thousands)                                             1999        1998               1999        1998
--------------------------------------------------------------------------------------------------------------

Preferred securities, beginning and end of period....      $100,000    $100,000           $100,000    $100,000

Common securities, beginning and end of period.......         3,093       3,093              3,093       3,093

Retained earnings, beginning of period...............            --          --                 --          --
   Earnings available for common securities..........            65          65                194         194
   Distribution on common securities.................           (65)        (65)              (194)       (194)
                                                           --------    --------           --------    --------
Balance, end of period...............................            --          --                 --          --
                                                           --------    --------           --------    --------

Total stockholders' equity...........................      $103,093    $103,093           $103,093    $103,093
                                                           ========    ========           ========    ========



Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

                                                                     Nine months ended September 30,
                                                                     ------------------------------
(in thousands)                                                              1999           1998
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities.............        $ 6,464        $ 6,464
Equity in earnings of HEI Preferred Funding, LP..................         (6,464)        (6,464)
Distribution from HEI Preferred Funding, LP......................          6,464          6,464
                                                                         -------        -------
Net cash provided by operating activities........................          6,464          6,464
                                                                         -------        -------
Cash flows from financing activities
Distribution on common securities................................           (194)          (194)
Distribution on preferred securities.............................         (6,270)        (6,270)
                                                                         -------        -------
Net cash used in financing activities............................         (6,464)        (6,464)
                                                                         -------        -------
Net change in cash...............................................              -              -
Cash, beginning of period........................................              -              -
                                                                         -------        -------
Cash, end of period..............................................        $     -        $     -
                                                                         =======        =======

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

________________________________________________________________________________


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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

Item 2.   Management's discussion and analysis of financial condition and
-------------------------------------------------------------------------
results of operations
---------------------

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

                          PART II - OTHER INFORMATION

________________________________________________________________________________

Item 1.  Legal proceedings
--------------------------

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.   Exhibits and reports on Form 8-K
-------------------------------------------
(a)  Exhibits

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 1999 and 1998

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule September 30, 1999 and nine months ended September 30, 1999

(b)  Reports on Form 8-K

None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of October, 1999.


                                     HAWAIIAN ELECTRIC INDUSTRIES
                                     CAPITAL TRUST I *



                                     By:     /s/ Robert F. Mougeot
                                            -----------------------
                                     Name:  Robert F. Mougeot
                                     Title: Regular Trustee



                                     By:     /s/ Edwina H. Kawamoto
                                            ------------------------
                                     Name:  Edwina H. Kawamoto
                                     Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.