Form 10-K405
period 1999-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2000-03-17
CIK 1029528

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

Title of each  class                   Name of each  exchange  on which  registered
--------------------                   --------------------------------------------
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

                      Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)(5) in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and
333-18809-04) filed by the Registrant and Hawaiian Electric Industries, Inc. - Incorporated in part by reference in Part I

================================================================================

                                TABLE OF CONTENTS

                                                                                          Page No.

                                     PART I

Item  1.    Business....................................................................     1
Item  2.    Properties..................................................................     2
Item  3.    Legal Proceedings...........................................................     2
Item  4.    Submission of Matters to a Vote of Security Holders.........................     2


                                  PART II

Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters.......     2
Item  6.    Selected Financial Data.....................................................     2
Item  7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................     3
Item  8.    Financial Statements and Supplementary Data.................................     3
Item  9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure.................................................     3


                                 PART III

Item 10.    Directors and Executive Officers of the Registrant..........................     3
Item 11.    Executive Compensation......................................................     4
Item 12.    Security Ownership of Certain Beneficial Owners and Management..............     4
Item 13.    Certain Relationships and Related Transactions..............................     4


                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............     4
Signatures..............................................................................     6

                                    PART I

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

Hawaiian Electric Industries, Inc. (the Company), holds all of the Trust Common Securities. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank and other businesses, primarily in the State of Hawaii, and also engaged in the pursuit of independent power and integrated energy services projects in Asia and the Pacific. The Company's predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

During the fourth quarter of 1999, no matter was submitted to a vote of holders of any securities of the Trust.

                                     PART II
                                     -------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

(a) There is no established public market for the Trust Common Securities.

(b) All the Trust Common Securities are owned by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. The dividends declared and paid on the Trust Common Securities for the four quarters of 1999 and 1998 were $64,644 per quarter.

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

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 1999 and 1998, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Common Securities in the amount of $259,000. During 1997, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $7,781,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $7,547,000 and to the holders of the Common Securities in the amount of $234,000. All of the foregoing activities of the Trust occurred in or after February 1997.

All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities during 1999 and 1998 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

Year 2000 issue. The Trust experienced no significant Year 2000 date issues and
---------------
no major disruptions of its operations.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

In response to this Item 8, the financial statements and notes thereto and the independent auditors' report set forth on pages F-1 through F-6 are incorporated by reference herein.

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

                                    PART III
                                    --------

ITEM 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

         Regular Trustees:          Robert F. Clarke
                                    Robert F. Mougeot
                                    Edwina H. Kawamoto

         Property Trustee:          The Bank of New York

         Delaware Trustee:          The Bank of New York (Delaware)

Robert F. Clarke is the Chairman (since September 1998), President and Chief Executive Officer (since January 1991) and a Director (since April 1989) of the Company. Robert F. Mougeot is the Financial Vice President and Chief Financial Officer of the Company (since April 1989). Edwina H. Kawamoto is the Treasurer of the Company (since October 1999). Ms. Kawamoto was Director, Investor Relations of the Company from August 1997 to September 1999, and prior to joining the Company, was at KPMG LLP from 1983 to 1997, most recently as a senior manager.

Mr. Clarke and Mr. Mougeot have served as Trustees since the Trust was organized on December 19, 1996. Ms. Kawamoto has served as Trustee since October 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

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

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $3,000 for the year ended December 31, 1999.

                                     PART IV
                                     -------

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)       Documents filed as part of this Report:

          1.  Financial Statements

          The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' report appear on pages F-2 through F-6.

          2.  Financial Statement Schedules

          None.

          3.  Exhibits

          The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Treasurer, P.O. Box 730, Honolulu, Hawaii 96808-0730.

          Index to Exhibits
          -----------------
          Exhibit 4.1          Certificate of Trust dated as of December 19,
                               1996 (incorporated by reference to Exhibit
                               4(a)(i) to Registration Statement on Form S-3
                               (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-
                               18809-03 and 333-18809-04) (the "Registration
                               Statement"))

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

          Exhibit 4.13         Certificate Evidencing Partnership Preferred
                               Securities of the Partnership dated February 4,
                               1997 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Hawaiian
                               Electric Industries Capital Trust I, File No. 1-
                               8503-01, and HEI Preferred Funding, LP, File No.
                               1-8503-02, for the quarter ended March 31, 1997)

          *Exhibit 12          Computation of ratio of earnings to combined
                               fixed charges and preferred securities
                               distributions, for the years ended December 31,
                               1999 and 1998

          *Exhibit 23          Accountants' Consent

          *Exhibit 27          Hawaiian Electric Industries Capital Trust I --
                               Financial Data Schedule December 31, 1999 and
                               year ended December 31, 1999

(b)      Reports on Form 8-K:

         None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2000.


                             HAWAIIAN ELECTRIC INDUSTRIES
                             CAPITAL TRUST I *


                             By: /s/ Robert F. Clarke
                                 -------------------------------------
                             Name: Robert F. Clarke
                             Title: Regular Trustee



                             By: /s/ Robert F. Mougeot
                                 -------------------------------------
                             Name: Robert F. Mougeot
                             Title: Regular Trustee



                            By: /s/ Edwina H. Kawamoto
                                -------------------------------------
                            Name: Edwina H. Kawamoto
                            Title: Regular Trustee



* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                  Hawaiian Electric Industries Capital Trust I
                 Form 10-K--for the year ended December 31, 1999

                          INDEX TO FINANCIAL STATEMENTS
                               ITEM 14(a)(1)

 Financial statements                                                            Page No.

      Balance sheets  - December 31, 1999 and 1998..............................   F-2

      Statements of earnings - years ended December 31, 1999 and 1998
      and the period February 4, 1997 (inception) to December 31, 1997..........   F-2

      Statements of changes in stockholders'  equity - years ended
      December 31, 1999 and 1998 and the period
      February 4, 1997 (inception) to December 31, 1997.........................   F-3

      Statements of cash flows - years ended December 31, 1999 and 1998
      and the period February 4, 1997 (inception) to December 31, 1997..........   F-3

      Notes to financial statements.............................................   F-4

 Independent Auditors' Report...................................................   F-6

Hawaiian Electric Industries Capital Trust I
Balance sheets

                                                                                   December 31,
                                                                              -----------------------
(in thousands)                                                                  1999          1998
-----------------------------------------------------------------------------------------------------

Assets
------
Investment in partnership preferred securities..........................      $103,093      $103,093
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
                                                                             ========      ========

Hawaiian Electric Industries Capital Trust I
Statements of earnings

                                                                                                              February 4,
                                                                                  Years ended                    1997
                                                                                  December 31,               (inception) to
                                                                              -------------------------       December 31,
(in thousands)                                                                   1999            1998             1997
---------------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP..............        $  8,619         $  8,619          $  7,781
Distribution on preferred securities..................................          (8,360)          (8,360)           (7,547)
                                                                              ---------        --------          --------
Earnings available for common securities..............................        $    259         $    259          $    234
                                                                              =========        ========          ========

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity

                                                                                                    February 4,
                                                                                                       1997
                                                                    Years ended December 31,      (inception) to
                                                               --------------------------------     December 31,
(in thousands)                                                    1999              1998                1997
------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning of period......................    $100,000          $100,000           $      --
   Issuance of preferred securities on
      February 4, 1997 (inception).............................          --                --              100,000
                                                                   --------          --------           ----------
Balance, end of period.........................................     100,000           100,000              100,000
                                                                   --------          --------           ----------
Common securities, beginning of period.........................       3,093             3,093                   --
   Issuance of common securities on
      February 4, 1997 (inception).............................          --                --                3,093
                                                                   --------          --------           ----------
 Balance, end of period.........................................       3,093             3,093                3,093
                                                                   --------          --------           ----------
Retained earnings, beginning of period.........................          --                --                   --
   Earnings available for common securities....................         259               259                  234
   Distribution on common securities...........................        (259)             (259)                (234)
                                                                   --------          --------           ----------
Balance, end of period.........................................          --                --                   --
                                                                   --------          --------           ----------
Total stockholders' equity.....................................    $103,093          $103,093             $103,093
                                                                   ========          ========           ==========

Hawaiian Electric Industries Capital Trust I
Statements of cash flows

                                                                                                    February 4, 1997
                                                                      Years ended December 31,       (inception) to
                                                                   -----------------------------       December 31,
(in thousands)                                                       1999              1998               1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities.........      $  8,619          $  8,619          $     7,781
Equity in earnings of HEI Preferred Funding, LP..............        (8,619)           (8,619)              (7,781)
Distribution from HEI Preferred Funding, LP..................         8,619             8,619                7,781
                                                                   --------          --------       --------------
Net cash provided by operating activities....................         8,619             8,619                7,781
                                                                   --------          --------       --------------

Cash flows used in investing activity--purchase of
  partnership preferred securities on February 4, 1997
  (inception)................................................            --                --             (103,093)
                                                                   --------          --------       --------------

Cash flows from financing activities
Proceeds from issuance of preferred securities on
  February 4, 1997 (inception)...............................            --                --              100,000
Proceeds from issuance of common securities on
  February 4, 1997 (inception)...............................            --                --                3,093
Distribution on common securities............................          (259)             (259)                (234)
Distribution on preferred securities.........................        (8,360)           (8,360)              (7,547)
                                                                   --------          --------       --------------
Net cash provided by (used in) financing activities..........        (8,619)           (8,619)              95,312
                                                                   --------          --------       --------------

Net change in cash...........................................            --                --                   --
Cash, beginning of period....................................            --                --                   --
                                                                   --------          --------       --------------

Cash, end of period..........................................      $     --       $        --          $        --
                                                                   ========       ===============  ===================

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

(3) Investment in Partnership Preferred Securities
--------------------------------------------------

The trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor. At December 31, 1999, Partnership assets consisted of cash ($1.2 million) and investments in debt instruments issued by the Company and its subsidiary ($120.1 million). These assets were funded by the general partner ($18.2 million) and limited partner ($103.1 million). Partnership activity during 1999 included interest income on the previously mentioned debt instruments ($10.1 million) and distributions on the limited partner ($8.6 million) and general partner ($1.5 million) interests.

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

[KPMG LLP letterhead]



INDEPENDENT AUDITORS' REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheets of Hawaiian Electric Industries Capital Trust I (the "Trust") as of December 31, 1999 and 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the period from February 4, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from February 4, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.





/s/ KPMG LLP

Honolulu, Hawaii
January 24, 2000