Form 10-Q
period 2000-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2000-05-10
CIK 1029528

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

Title of each class                                      Name of each exchange
-------------------                                       on which registered
                                                         ---------------------
8.36% Trust Originated Preferred Securities (TOPrS)      New York Stock Exchange
(and the related guarantee of Hawaiian Electric
Industries, Inc.)


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

As of March 31, 2000, no common securities of the Registrant were held by nonaffiliates of the Registrant.

===============================================================================

                 Hawaiian Electric Industries Capital Trust I
                    Form 10-Q--Quarter ended March 31, 2000


                                     INDEX



                                                                                             Page No.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements
          Balance sheets (unaudited) - March 31, 2000 and December 31, 1999.................    1

          Statements of earnings (unaudited) - for the three months ended
            March 31, 2000 and 1999.........................................................    1

          Statements of changes in stockholders' equity (unaudited) -
            for the three months ended March 31, 2000 and 1999..............................    2

          Statements of cash flows (unaudited) - for the three months ended
            March 31, 2000 and 1999.........................................................    2

          Notes to financial statements (unaudited).........................................    3

Item 2.   Management's discussion and analysis of financial condition
            and results of operations.......................................................    4

                               PART II.  OTHER INFORMATION

Item 1.   Legal proceedings.................................................................    5

Item 6.   Exhibits and reports on Form 8-K..................................................    5

Signatures..................................................................................    5


                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                      March 31,               December 31,
(in thousands)                                                          2000                      1999
-----------------------------------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities..............             $103,093                  $103,093
                                                                     ============               ===========
Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................             $100,000                  $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................                3,093                     3,093
                                                                     ------------               -----------
                                                                         $103,093                  $103,093
                                                                     ============               ===========

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)

                                                                          Three months ended March 31,
                                                                     --------------------------------------
(in thousands)                                                           2000                      1999
-----------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP....              $ 2,155                   $ 2,155
Distribution on preferred securities........................               (2,090)                   (2,090)
                                                                     ------------               -----------
Earnings available for common securities....................              $    65                   $    65
                                                                     ============               ===========


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)

                                                                            Three months ended March 31,
                                                                      ----------------------------------------
(in thousands)                                                             2000                      1999
--------------------------------------------------------------------------------------------------------------

Preferred securities, beginning and end of period.........               $100,000                  $100,000
                                                                     ------------               -----------
Common securities, beginning and end of period............                  3,093                     3,093
                                                                     ------------               -----------
Retained earnings, beginning of period....................                     --                        --
   Earnings available for common securities...............                     65                        65
   Distribution on common securities......................                    (65)                      (65)
                                                                     ------------               -----------
   Balance, end of period.................................                     --                        --
                                                                     ------------               -----------
Total stockholders' equity................................               $103,093                  $103,093
                                                                     ============               ===========

Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

                                                                            Three months ended March 31,
                                                                      ----------------------------------------
(in thousands)                                                             2000                      1999
--------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Earnings before distribution on preferred securities......                $ 2,155                   $ 2,155
Equity in earnings of HEI Preferred Funding, LP...........                 (2,155)                   (2,155)
Distribution from HEI Preferred Funding, LP...............                  2,155                     2,155
                                                                     ------------               -----------
Net cash provided by operating activities.................                  2,155                     2,155
                                                                     ------------               -----------
Cash flows from financing activities
Distribution on common securities.........................                    (65)                      (65)
Distribution on preferred securities......................                 (2,090)                   (2,090)
                                                                     ------------               -----------
Net cash used in financing activities.....................                 (2,155)                   (2,155)
                                                                     ------------               -----------
Net change in cash........................................                     --                        --
Cash, beginning of period.................................                     --                        --
                                                                     ------------               -----------
Cash, end of period.......................................           $         --               $        --
                                                                     ============               ===========


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

-------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission
(SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (the Trust) on SEC Form 10-K for the year ended December 31, 1999.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

Item 1.   Legal proceedings
---------------------------

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.   Exhibits and reports on Form 8-K
------------------------------------------
(a)    Exhibits

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the three months ended March 31, 2000 and 1999

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule March 31, 2000 and three months ended March 31, 2000

(b)    Reports on Form 8-K

None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2000.


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