Form 10-Q
period 2000-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2000-08-09
CIK 1029528

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

                  Delaware                                                 52-6829385
(State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
 organization)


c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, NY 10286
(212) 815-5084
               Attention: Corporate Trust Trustee Administration
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


As of June 30, 2000, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                  Hawaiian Electric Industries Capital Trust I
                     Form 10-Q--Quarter ended June 30, 2000


                                     INDEX


                         PART I.  FINANCIAL INFORMATION

                                                                       Page No.
Item  1. Financial statements

         Balance sheets (unaudited) - June 30, 2000 and December 31,
          1999.........................................................   1

         Statements of earnings (unaudited) - three and six months ended
          June 30, 2000 and 1999.......................................   1

         Statements of changes in stockholders' equity (unaudited) -
          six months ended June 30, 2000 and 1999......................   2

         Statements of cash flows (unaudited) - six months ended
          June 30, 2000 and 1999.......................................   2

         Notes to financial statements (unaudited).....................   3

Item 2.  Management's discussion and analysis of financial condition
          and results of operations....................................   4

                          PART II.  OTHER INFORMATION
Item 1.  Legal proceedings.............................................   5

Item 6.  Exhibits and reports on Form 8-K..............................   5

Signatures.............................................................   5


                                      PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------------------------------------------------------------------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                        June 30,               December 31,
(in thousands)                                                            2000                      1999
-----------------------------------------------------------------------------------------------------------

Assets
------
Investment in partnership preferred securities..............             $103,093                  $103,093
                                                                        ==========                ==========

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................             $100,000                  $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................                3,093                     3,093
                                                                   --------------             -------------
                                                                         $103,093                  $103,093
                                                                  ===============             =============

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)
                                                                   Three months                            Six months
                                                                  ended June 30,                         ended June 30,
                                                       ---------------------------------     ----------------------------------
(in thousands)                                                   2000               1999               2000                1999
-------------------------------------------------------------------------------------------------------------------------------

Earnings-equity in earnings of HEI Preferred Funding,
 LP....................................................       $ 2,154            $ 2,154            $ 4,309             $ 4,309
Distribution on preferred securities...................        (2,090)            (2,090)            (4,180)             (4,180)
                                                           ----------         ----------         ----------         -----------
Earnings available for common securities...............       $    64            $    64            $   129             $   129
                                                           ==========         ==========         ==========         ===========


Note:  Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)
                                                                                 Six months
                                                                               ended June 30,
                                                                        -----------------------------
(in thousands)                                                                2000               1999
-----------------------------------------------------------------------------------------------------

Preferred securities, beginning and end of period...............          $100,000           $100,000

Common securities, beginning and end of period..................             3,093              3,093

Retained earnings, beginning of period..........................                 -                  -
   Earnings available for common securities.....................               129                129
                                                                        ----------         ----------
   Distribution on common securities............................              (129)              (129)
                                                                        ----------         ----------
Balance, end of period..........................................                 -                  -
                                                                       -----------        -----------

Total stockholders' equity......................................          $103,093           $103,093
                                                                      ============        ===========


Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)
                                                                          Six months ended June 30,
                                                                -----------------------------------------
(in thousands)                                                             2000                      1999
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities......              $ 4,309                   $ 4,309
Equity in earnings of HEI Preferred Funding, LP...........               (4,309)                   (4,309)
Distribution from HEI Preferred Funding, LP...............                4,309                     4,309
                                                                 --------------            --------------
Net cash provided by operating activities.................                4,309                     4,309
                                                                 --------------            --------------


Cash flows from financing activities
Distribution on common securities.........................                 (129)                     (129)
Distribution on preferred securities......................               (4,180)                   (4,180)
                                                                 --------------            --------------
Net cash used in financing activities.....................               (4,309)                   (4,309)
                                                                 --------------            --------------

Net change in cash........................................                    -                         -
Cash, beginning of period.................................                    -                         -
                                                                 --------------            --------------

Cash, end of period.......................................              $    -                    $    -
                                                                ===============            ==============


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of June 30, 2000 and December 31, 1999, the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

Item 6. Exhibits and reports Form 8-K
-------------------------------------
(a)     Exhibits

Exhibit 12       Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 2000 and 1999

Exhibit 27       Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule
                 June 30, 2000 and six months ended June 30, 2000

(b)  Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of August, 2000.


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