Form 10-Q
period 2000-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2000-11-08
CIK 1029528

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                 HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01

          Delaware                                     52-6829385
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization )


c/o The Bank of New York, 101 Barclay Street, 21st Floor, New York, NY 10286
                                (212) 815-5084
               Attention: Corporate Trust Trustee Administration
(Address, including zip code, and telephone number, including area code, of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

8.36% Trust Originated Preferred       New York Stock Exchange
Securities (TOPrS)
(and the related guarantee of Hawaiian
Electric Industries, Inc.)


       Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No _____
                                          -----


As of September 30, 2000, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                 Hawaiian Electric Industries Capital Trust I
                  Form 10-Q--Quarter ended September 30, 2000


                                     INDEX

                                                                                       Page No.
                        PART I.  FINANCIAL INFORMATION
Item  1. Financial statements
         Balance sheets (unaudited) - September 30, 2000 and December 31, 1999..........  1

         Statements of earnings (unaudited) - three and nine months ended
          September 30, 2000 and 1999...................................................  1

         Statements of changes in stockholders' equity (unaudited) -
          nine months ended September 30, 2000 and 1999.................................  2

         Statements of cash flows (unaudited) - nine months ended
          September 30, 2000 and 1999...................................................  2

         Notes to financial statements (unaudited)......................................  3

Item 2. Management's discussion and analysis of financial condition and results of operations.....................................................  4

                          PART II.  OTHER INFORMATION

Item 1. Legal proceedings...............................................................  5

Item 6. Exhibits and reports on Form 8-K................................................  5

Signatures..............................................................................  5

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1. Financial statements
----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                   September 30,           December 31,
(in thousands)                                                         2000                    1999
--------------------------------------------------------------------------------------------------------

Assets
------
Investment in partnership preferred securities..............            $103,093                $103,093
                                                                 ===============        ================

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................            $100,000                $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................               3,093                   3,093
                                                                 ---------------        ----------------
                                                                        $103,093                $103,093
                                                                 ===============        ================

[CAPTION]
Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)

                                                                               Three months                     Nine months
                                                                            ended September 30,             ended September 30,
                                                                      ----------------------------    -----------------------------
(in thousands)                                                             2000            1999            2000             1999
----------------------------------------------------------------      -------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding,  LP.......           $ 2,155         $ 2,155         $ 6,464          $ 6,464
Distribution on preferred securities............................            (2,090)         (2,090)         (6,270)          (6,270)
                                                                      ------------    ------------    ------------    -------------
Earnings available for common securities........................           $    65         $    65         $   194          $   194
                                                                      ============    ============    ============    =============


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric
      Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)

                                                                             Nine months
                                                                         ended September 30,
                                                                   ------------------------------
(in thousands)                                                              2000             1999
-------------------------------------------------------------------------------------------------
Preferred securities, beginning and end of period...............        $100,000         $100,000

Common securities, beginning and end of period..................           3,093            3,093

Retained earnings, beginning of period..........................               -                -
   Earnings available for common securities.....................             194              194
   Distribution on common securities............................            (194)            (194)
                                                                   -------------    -------------
Balance, end of period..........................................               -                -
                                                                   -------------    -------------

Total stockholders' equity......................................        $103,093         $103,093
                                                                   =============    =============

Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

                                                                 Nine months ended September 30,
                                                          --------------------------------------------
(in thousands)                                                            2000                    1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities....               $ 6,464                 $ 6,464
Equity in earnings of HEI Preferred Funding, LP.........                (6,464)                 (6,464)
Distribution from HEI Preferred Funding, LP.............                 6,464                   6,464
                                                          --------------------    --------------------
Net cash provided by operating activities...............                 6,464                   6,464
                                                          --------------------    --------------------
Cash flows from financing activities
Distribution on common securities.......................                  (194)                   (194)
Distribution on preferred securities....................                (6,270)                 (6,270)
                                                          --------------------    --------------------
Net cash used in financing activities...................                (6,464)                 (6,464)
                                                          --------------------    --------------------

Net change in cash......................................                     -                       -
Cash, beginning of period...............................                     -                       -
                                                          --------------------    --------------------

Cash, end of period.....................................               $     -                 $     -
                                                          ====================    ====================

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (the Trust) on SEC Form 10-K for the year ended December 31, 1999.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of September 30, 2000 and December 31, 1999, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

Item 6. Exhibits and reports on Form 8-K
----------------------------------------
(a)     Exhibits

Exhibit 12 Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 2000 and 1999

Exhibit 27 Hawaiian Electric Industries Capital Trust I -- Financial Data Schedule September 30, 2000 and nine months ended September 30, 2000

(b)     Reports on Form 8-K

None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 2000.


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