Form 10-K405
period 2000-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2001-03-26
CIK 1029528

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

As of March 12, 2001, no common securities of the Registrant were held by nonaffiliates of the Registrant.

                      Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)(5) in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-
18809-04) filed by the Registrant and Hawaiian Electric Industries, Inc. - Incorporated in part by reference in Part I

================================================================================

                               TABLE OF CONTENTS




                                     PART I

                                                             Page No.
Item  1.    Business...........................................  1
Item  2.    Properties.........................................  2
Item  3.    Legal Proceedings..................................  2
Item  4.    Submission of Matters to a Vote of Security
              Holders..........................................  2

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters..............................  2
Item  6.    Selected Financial Data............................  2
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............  2
Item  7A.   Quantitative and Qualitative Disclosure about
              Market Risk......................................  3
Item  8.    Financial Statements and Supplementary Data........  3
Item  9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...........  3

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.  3
Item 11.    Executive Compensation.............................  4
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management...................................  4
Item 13.    Certain Relationships and Related Transactions.....  4

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K..............................  5
Signatures.....................................................  7

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

Hawaiian Electric Industries, Inc. (the Company), holds all of the Trust Common Securities. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank and other businesses, primarily in the State of Hawaii, and in independent power and integrated energy services projects in Asia and the Pacific. The Company's predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

During the fourth quarter of 2000, no matter was submitted to a vote of holders of any securities of the Trust.


                                    PART II
                                    -------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

(a)  There is no established public market for the Trust Common Securities.

(b)  All the Trust Common Securities are owned by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. The dividends declared and paid on the Trust Common Securities for the four quarters of 2000 and 1999 were $64,644 per quarter.


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

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 2000, 1999 and 1998, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Common Securities in the amount of $259,000.

All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities during 2000, 1999 and 1998 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.


ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk
          ---------------------------------------------------------

In February 1997, the Trust invested the gross proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities in the Partnership Preferred Securities. This investment is accounted for under the equity method. The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from Hycap in the Affiliate Investment Instruments and Eligible Debt Securities. To the extent the Partnership has funds available from the Affiliate Investment Instruments and Eligible Debt Securities, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the Trust Preferred Securities is dependent on its receipt of distributions on the Partnership Preferred Securities from the Partnership. The Partnership distributions are in turn dependent on the receipt of payments from the Affiliate Investment Instruments and Eligible Debt Securities. The principal risk to the Trust is thus the credit risk associated with the Affiliate Investment Instruments.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

In response to this Item 8, the financial statements and notes thereto and the independent auditors' report set forth on pages F-2 through F-6 are incorporated by reference herein.

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

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

        Regular Trustees:    Robert F. Clarke
                             Robert F. Mougeot

        Property Trustee:    The Bank of New York

        Delaware Trustee:    The Bank of New York (Delaware)

Robert F. Clarke is the Chairman (since September 1998), President and Chief Executive Officer (since January 1991) and a Director (since April 1989) of the Company. Robert F. Mougeot is the Financial Vice President and Chief Financial Officer (since April 1989) and Treasurer (since November 2000) of the Company. Effective November 9, 2000, Edwina H. Kawamoto resigned as Treasurer of the Company and Robert F. Mougeot was named Treasurer (in addition to his existing positions) on November 10, 2000. Also, effective November 9, 2000, Edwina H. Kawamoto resigned as Trustee of the Trust. Steps are being taken to replace Edwina H. Kawamoto as trustee.

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

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $1,000 for the year ended December 31, 2000.

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

     2.  Financial Statement Schedules

     None.

     3.  Exhibits

     The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the Financial Vice President, Treasurer and Chief Financial Officer of HEI, P.O. Box 730, Honolulu, Hawaii 96808-0730.


Index to Exhibits
-----------------

     Exhibit 4.1       Certificate of Trust dated as of December 19, 1996
                       (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (Nos. 333-18809, 333-
                       18809-01, 333-18809-02, 333-18809-03 and 333-18809-04)
                       (the "Registration Statement"))

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

     Exhibit 4.11 8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (incorporated by reference to Exhibit 4(n) to the February 4, 1997 Form 8-K)

     Exhibit 4.12      Certificate Evidencing Trust Common Securities of the
                       Trust dated February 4, 1997 (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of
                       Hawaiian Electric Industries Capital Trust I, File No. 1-
                       8503-01, and HEI Preferred Funding, LP, File No. 1-8503-
                       02, for the quarter ended March 31, 1997)

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

    *Exhibit 12        Computation of ratio of earnings to combined fixed
                       charges and preferred securities distributions, for the
                       years ended December 31, 2000, 1999 and 1998 and period
                       from February 4, 1997 (inception) to December 31, 1997.

    *Exhibit 23        Accountants' Consent

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2001.


                              HAWAIIAN ELECTRIC INDUSTRIES
                              CAPITAL TRUST I *


                              By:    /s/ Robert F. Clarke
                                     --------------------
                              Name:  Robert F. Clarke
                              Title: Regular Trustee



                              By:    /s/ Robert F. Mougeot
                                     ---------------------
                              Name:  Robert F. Mougeot
                              Title: Regular Trustee



* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                 Hawaiian Electric Industries Capital Trust I
                Form 10-K--for the year ended December 31, 2000

                         INDEX TO FINANCIAL STATEMENTS
                                 ITEM 14(a)(1)



        Financial statements                                                      Page No.
           Balance sheets  - December 31, 2000 and 1999.............................  F-2

           Statements of earnings - years ended December 31, 2000, 1999 and 1998....  F-2

           Statements of changes in stockholders' equity - years ended
              December 31, 2000, 1999 and 1998......................................  F-3

           Statements of cash flows - years ended December 31, 2000, 1999 and 1998..  F-3

           Notes to financial statements............................................  F-4

        Independent Auditors' Report................................................  F-6

Hawaiian Electric Industries Capital Trust I
Balance sheets


                                                                             December 31,
                                                                     -----------------------------------
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
                                                                        ========                ========

Hawaiian Electric Industries Capital Trust I
Statements of earnings


                                                                          Years ended December 31,
                                                               ----------------------------------------------
(in thousands)                                                     2000              1999                1998
-------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred
  Funding, LP............................................       $ 8,619           $ 8,619             $ 8,619
Distribution on preferred securities.....................        (8,360)           (8,360)             (8,360)
                                                                -------           -------             -------
Earnings available for common securities.................       $   259           $   259             $   259
                                                                =======           =======             =======

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity



                                                                        Years ended December 31,
                                                                ---------------------------------------------
(in thousands)                                                      2000              1999               1998
-------------------------------------------------------------------------------------------------------------
Preferred securities, beginning and end of period......         $100,000          $100,000           $100,000
                                                                --------          --------           --------
Common securities, beginning and end of period.........            3,093             3,093              3,093
                                                                --------          --------           --------
Retained earnings, beginning of period.................               --                --                 --
   Earnings available for common securities............              259               259                259
   Distribution on common securities...................             (259)             (259)              (259)
                                                                --------          --------           --------
Balance, end of period.................................               --                --                 --
                                                                --------          --------           --------

Total stockholders' equity.............................         $103,093          $103,093           $103,093
                                                                ========          ========           ========

Hawaiian Electric Industries Capital Trust I
Statements of cash flows


                                                                            Years ended December 31,
                                                                  -------------------------------------------------
(in thousands)                                                          2000                1999               1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities........         $ 8,619             $ 8,619            $ 8,619
Equity in earnings of HEI Preferred Funding, LP.............          (8,619)             (8,619)            (8,619)
Distribution from HEI Preferred Funding, LP.................           8,619               8,619              8,619
                                                                     -------             -------            -------
Net cash provided by operating activities...................           8,619               8,619              8,619
                                                                     -------             -------            -------

Cash flows from financing activities
Distribution on common securities...........................            (259)               (259)              (259)
Distribution on preferred securities........................          (8,360)             (8,360)            (8,360)
                                                                     -------             -------            -------
Net cash used in financing activities.......................          (8,619)             (8,619)            (8,619)
                                                                     -------             -------            -------

Net change in cash..........................................              --                  --                 --
Cash, beginning of period...................................              --                  --                 --
                                                                     -------             -------            -------

Cash, end of period.........................................         $    --             $    --            $    --
                                                                     =======             =======            =======

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

(2) Summary of significant accounting policies
----------------------------------------------

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Trust's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

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

(3) Investment in Partnership Preferred Securities
--------------------------------------------------

The Trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor. At December 31, 2000, Partnership assets consisted of cash ($1.3 million) and investments in debt instruments issued by the Company and its subsidiary ($120.1 million). These assets were funded by the general partner ($18.2 million) and limited partner ($103.1 million). Partnership activity during 2000 included interest income on the previously mentioned debt instruments ($10.1 million) and distributions on the limited partner ($8.6 million) and general partner ($1.5 million) interests.

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

[KPMG LLP letterhead]



INDEPENDENT AUDITORS' REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheets of Hawaiian Electric Industries Capital Trust I (the "Trust") as of December 31, 2000 and 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2001