Form 10-Q
period 2001-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2001-05-08
CIK 1029528

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class                      Name of each exchange on which registered
---------------------------------------------------      ------------------------------------------
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

As of March 31, 2001, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                  Hawaiian Electric Industries Capital Trust I
                    Form 10-Q--Quarter ended March 31, 2001


                                     INDEX


                         PART I FINANCIAL INFORMATION

                                                                                                     Page No.

Item  1.     Financial statements
             Balance sheets (unaudited) - March 31, 2001 and December 31, 2000...................       1

            Statements of earnings (unaudited) - for the three months ended
              March 31, 2001 and 2000..............................................................       1

            Statements of changes in stockholders' equity (unaudited) -
              for the three months ended March 31, 2001 and 2000...................................       2

            Statements of cash flows (unaudited) - for the three months ended
              March 31, 2001 and 2000..............................................................       2

            Notes to financial statements (unaudited)..............................................       3

Item 2.     Management's discussion and analysis of financial condition and results of operations..       3

Item 3.     Quantitative and qualitative disclosures about market risk.............................       4

                                                    PART II.  OTHER INFORMATION

Item 1.       Legal proceedings....................................................................       5

Item 6.       Exhibits and reports on Form 8-K.....................................................       5

Signatures.........................................................................................       5

                                     PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

                                                                  March 31,             December 31,
(in thousands)                                                      2001                     2000
--------------------------------------------------------------------------------------------------------
Assets
------
Investment in partnership preferred securities..............            $103,093                $103,093
                                                                      ==========              ==========

Stockholders' equity
--------------------
Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).....................            $100,000                $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).....................               3,093                   3,093
                                                                      ----------              ----------
                                                                        $103,093                $103,093
                                                                      ==========              ==========
Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)


                                                                         Three months ended March 31,
                                                                    ------------------------------------
(in thousands)                                                              2001                    2000
--------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP....             $ 2,155                 $ 2,155
Distribution on preferred securities........................              (2,090)                 (2,090)
                                                                      ----------              ----------
Earnings available for common securities....................             $    65                 $    65
                                                                      ==========              ==========

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)


                                                                       Three months ended March 31,
                                                                    ----------------------------------
(in thousands)                                                            2001                    2000
------------------------------------------------------------------------------------------------------

Preferred securities, beginning and end of period.........          $100,000                  $100,000
                                                                    --------                  --------
Common securities, beginning and end of period............             3,093                     3,093
                                                                    --------                  --------
Retained earnings, beginning of period....................                 -                         -
   Earnings available for common securities...............                65                        65
   Distribution on common securities......................               (65)                      (65)
                                                                    --------                  --------
   Balance, end of period.................................                 -                         -
                                                                    --------                  --------
Total stockholders' equity................................          $103,093                  $103,093
                                                                    ========                  ========
Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

                                                                       Three months ended March 31,
                                                                   -----------------------------------
(in thousands)                                                            2001                    2000
------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Earnings before distribution on preferred securities......             $ 2,155                 $ 2,155
Equity in earnings of HEI Preferred Funding, LP...........              (2,155)                 (2,155)
Distribution from HEI Preferred Funding, LP...............               2,155                   2,155
                                                                       -------                 -------
Net cash provided by operating activities.................               2,155                   2,155
                                                                       -------                 -------
Cash flows from financing activities
Distribution on common securities.........................                 (65)                    (65)
Distribution on preferred securities......................              (2,090)                 (2,090)
                                                                       -------                 -------
Net cash used in financing activities.....................              (2,155)                 (2,155)
                                                                       -------                 -------
Net change in cash........................................                   -                       -
Cash, beginning of period.................................                   -                       -
                                                                       -------                 -------
Cash, end of period.......................................             $     -                 $     -
                                                                       =======                 =======

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (the Trust) on SEC Form 10-K for the year ended December 31, 2000.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.



Item 2.  Management's discussion and analysis of financial condition and results
--------------------------------------------------------------------------------
of operations
-------------

The Trust is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities (the Trust Securities), consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has no employees.

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

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of

(a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and the Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership. Since the Partnership was organized on December 23, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from Hycap, as general partner, the investment of the proceeds from the sale of the Partnership Preferred Securities and the general partner interest in the Affiliate Investment Instruments and Eligible Debt Securities, and the payment of distributions on the Partnership Preferred Securities.

For information about the Company (Commission File Number 1-8503), refer to the Company's periodic reports filed from time to time under the Securities and Exchange Act of 1934.

Item 3.  Quantitative and qualitative disclosures about market risk
-------------------------------------------------------------------

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

Item 6. Exhibits and reports on Form 8-K
----------------------------------------
(a)     Exhibits

Exhibit 12 Computation of ratios of earnings to combined fixed charges and preferred securities distributions for the three months ended March 31, 2001 and 2000

(b)     Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May, 2001.


                                  HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I*



                                  By: /s/ Robert F. Clarke
                                      ----------------------
                                  Name:  Robert F. Clarke
                                  Title: Regular Trustee


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

                                                                      Exhibit 12
                                                                      ----------
Hawaiian Electric Industries Capital Trust I
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED SECURITIES DISTRIBUTIONS
(unaudited)

                                                                  Three months ended March 31,
                                                                  ----------------------------
(dollars in thousands)                                              2001                2000
----------------------------------------------------------------------------------------------

Earnings................................................           $2,155              $2,155
                                                                   ======              ======

Fixed charges...........................................           $    -              $    -
Preferred securities distributions......................            2,090               2,090
                                                                   ------              ------

Total combined fixed charges and
 preferred securities distributions.....................           $2,090              $2,090
                                                                   ======              ======
Ratio of earnings to combined fixed charges and
   preferred securities distributions...................             1.03                1.03
                                                                   ======              ======