Form 10-Q
period 2001-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2001-08-06
CIK 1029528

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

As of June 30, 2001, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                  Hawaiian Electric Industries Capital Trust I
                     Form 10-Q--Quarter ended June 30, 2001


                                      INDEX


                                                                                     Page No.
                     PART I - FINANCIAL INFORMATION

Item  1.   Financial statements
           Balance sheets (unaudited) - June 30, 2001 and December 31, 2000.................1

           Statements of earnings (unaudited) - three and six months ended
              June 30, 2001 and 2000........................................................1

           Statements of changes in stockholders' equity (unaudited) -
              six months ended June 30, 2001 and 2000.......................................2

           Statements of cash flows (unaudited) - six months ended
              June 30, 2001 and 2000........................................................2

           Notes to financial statements (unaudited) .......................................3

Item 2.    Management's discussion and analysis of financial condition and results of operations.....................................................3

Item 3.    Quantitative and qualitative disclosures about market risk.......................4


                       PART II - OTHER INFORMATION

Item 1.    Legal proceedings................................................................5

Item 6.    Exhibits and reports on Form 8-K.................................................5

Signatures .................................................................................5

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)


                                                                               June 30,       December 31,
(in thousands)                                                                   2001            2000
------------------------------------------------------------------------------------------------------------
Assets

Investment in partnership preferred securities..........................          $103,093        $103,093
                                                                           ================  ===============

Stockholders' equity
--------------------

Preferred securities (8.36% Trust Originated Preferred
   Securities; 4,000,000 authorized, issued and outstanding;
   $25 liquidation amount per security).................................          $100,000        $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security).................................             3,093           3,093
                                                                           ----------------  ---------------
                                                                                  $103,093        $103,093
                                                                           ================  ===============


Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)


                                                                            Three months                  Six months
                                                                           ended June 30,               ended June 30,
                                                                      --------------------------  ----------------------------
(in thousands)                                                           2001          2000          2001           2000
------------------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP...........       $2,154        $2,154        $4,309          $4,309
Distribution on preferred securities...............................       (2,090)       (2,090)       (4,180)         (4,180)
                                                                      ------------  ------------  ------------  --------------
Earnings available for common securities...........................     $     64      $     64       $   129         $   129
                                                                      ============  ============  ============  ==============


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)


                                                                               Six months
                                                                              ended June 30,
                                                                       ----------------------------
(in thousands)                                                              2001            2000
---------------------------------------------------------------------------------------------------
Preferred securities, beginning and end of period..................       $100,000        $100,000

Common securities, beginning and end of period.....................          3,093           3,093

Retained earnings, beginning of period.............................              -               -
   Earnings available for common securities........................            129             129
   Distribution on common securities...............................           (129)           (129)
                                                                     --------------  --------------
Balance, end of period.............................................              -               -
                                                                     --------------  --------------

Total stockholders' equity.........................................       $103,093        $103,093
                                                                     ==============  ==============


Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

                                                                                    Six months ended June 30,
                                                                         ------------------------------------------------
(in thousands)                                                                    2001                     2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities...................                $  4,309                 $  4,309
Equity in earnings of HEI Preferred Funding, LP........................                  (4,309)                  (4,309)
Distribution from HEI Preferred Funding, LP............................                   4,309                    4,309
                                                                         -----------------------  -----------------------
Net cash provided by operating activities..............................                   4,309                    4,309
                                                                         -----------------------  -----------------------

Cash flows from financing activities
Distribution on common securities......................................                    (129)                    (129)
Distribution on preferred securities...................................                  (4,180)                  (4,180)
                                                                         -----------------------  -----------------------
Net cash used in financing activities..................................                  (4,309)                  (4,309)
                                                                         -----------------------  -----------------------

Net change in cash.....................................................                       -                        -
Cash, beginning of period..............................................                       -                        -
                                                                         -----------------------  -----------------------

Cash, end of period....................................................            $          -             $          -
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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.



Item 2. Management's discussion and analysis of financial condition and results of operations
--------------------------------------------------------------------------------

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)      Exhibits

Exhibit 12 Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 2001 and 2000


(b)      Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August, 2001.


                             HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I *



                             By:    /s/ Robert F. Clarke
                                   ---------------------------------------------
                             Name:  Robert F. Clarke
                             Title: Regular Trustee



                             By:    /s/ Robert F. Mougeot
                                  ----------------------------------------------
                             Name:  Robert F. Mougeot
                             Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.