Form 10-Q
period 2001-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2001-11-08
CIK 1029528

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                 HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
      (Exact Name of Registrant as Specified in Its Certificate of Trust)

                       Commission File Number: 1-8503-01


           Delaware                                  52-6829385
 (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  x   No
                                                  ____    ____


As of September 30, 2001, no common securities of the Registrant were held by nonaffiliates of the Registrant.

================================================================================

                 Hawaiian Electric Industries Capital Trust I
                  Form 10-Q--Quarter ended September 30, 2001


                                     INDEX


                                                                                   Page No.
                         PART I - FINANCIAL INFORMATION

Item  1.  Financial statements

          Balance sheets (unaudited) - September 30, 2001 and December 31, 2000........  1

          Statements of earnings (unaudited) - three and nine months ended
           September 30, 2001 and 2000.................................................  1

          Statements of changes in stockholders' equity (unaudited) -
           nine months ended September 30, 2001 and 2000...............................  2

          Statements of cash flows (unaudited) - nine months ended
           September 30, 2001 and 2000.................................................  2

          Notes to financial statements (unaudited)....................................  3

Item 2.   Management's discussion and analysis of financial condition and results of operations...................................................  3

Item 3.   Quantitative and qualitative disclosures about market risk...................  4


                          PART II - OTHER INFORMATION

Item 1.   Legal proceedings............................................................  5

Item 6.   Exhibits and reports on Form 8-K.............................................  5

Signatures.............................................................................  5


                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)




                                                    September 30,   December 31,
(in thousands)                                          2001            2000
--------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities....      $103,093      $103,093
                                                    =============  ============

Stockholders' equity
--------------------

Preferred securities (8.36% Trust Originated
   Preferred Securities; 4,000,000 authorized,
   issued and outstanding; $25 liquidation
   amount per security)...........................      $100,000      $100,000

Common securities (8.36% Trust Common Securities;
   123,720 authorized, issued and outstanding;
   $25 liquidation amount per security)...........         3,093         3,093
                                                    -------------  ------------
                                                        $103,093      $103,093
                                                    =============  ============

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)


                                                                      Three months                     Nine months
                                                                   ended September 30,             ended September 30,
                                                             ---------------------------      ---------------------------
(in thousands)                                                   2001            2000            2001             2000
-------------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP...    $ 2,155          $ 2,155         $ 6,464          $ 6,464
Distribution on preferred securities.......................     (2,090)          (2,090)         (6,270)          (6,270)
                                                             ----------        ---------      ----------       ----------
Earnings available for common securities...................    $    65          $    65         $   194          $   194
                                                             ==========        =========      ==========       ==========


Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric
      Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity (unaudited)




                                                                Nine months
                                                           ended September 30,
                                                         -----------------------
(in thousands)                                               2001       2000
--------------------------------------------------------------------------------
Preferred securities, beginning and end of period......    $100,000   $100,000

Common securities, beginning and end of period.........       3,093      3,093

Retained earnings, beginning of period.................          -          -
   Earnings available for common securities............         194        194
   Distribution on common securities...................        (194)      (194)
                                                         ----------- -----------
Balance, end of period.................................          -          -
                                                         ----------- -----------

Total stockholders' equity.............................    $103,093    $103,093
                                                         =========== ===========



Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)




                                                                 Nine months ended September 30,
                                                            ---------------------------------------
(in thousands)                                                     2001                  2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities......         $ 6,464                $ 6,464
Equity in earnings of HEI Preferred Funding, LP...........          (6,464)                (6,464)
Distribution from HEI Preferred Funding, LP...............           6,464                  6,464
                                                            ---------------        ---------------
Net cash provided by operating activities.................           6,464                  6,464
                                                            ---------------        ---------------

Cash flows from financing activities
Distribution on common securities.........................            (194)                  (194)
Distribution on preferred securities......................          (6,270)                (6,270)
                                                            --------------------   ---------------
Net cash used in financing activities.....................          (6,464)                (6,464)
                                                            --------------------   ---------------

Net change in cash........................................              -                      -
Cash, beginning of period.................................              -                      -
                                                            --------------------    --------------

Cash, end of period.......................................         $    -                 $    -
                                                            ====================    ==============


See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

--------------------------------------------------------------------------------

(1) Basis of presentation
-------------------------

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust's financial position as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.



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



Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

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



Item 1. Legal proceedings
-------------------------

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6. Exhibits and reports on Form 8-K
----------------------------------------
(a)     Exhibits

Exhibit 12 Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 2001 and 2000

(b)     Reports on Form 8-K

None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November, 2001.


                              HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I *



                              By:    /s/ Robert F. Mougeot
                                     ------------------------------------
                              Name:  Robert F. Mougeot
                              Title: Regular Trustee



                              By:    /s/ Suzy A. P. Hollinger
                                     ------------------------------------
                              Name:  Suzy A. P. Hollinger
                              Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.