Form 10-K405
period 2001-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2002-03-20
CIK 1029528

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___
                                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

As of March 20, 2002, no common securities of the Registrant were held by nonaffiliates of the Registrant.

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

================================================================================

                                TABLE OF CONTENTS

                                                                                                                   Page No.

                                                       PART I

Item  1.       Business...........................................................................................    1
Item  2.       Properties.........................................................................................    2
Item  3.       Legal Proceedings..................................................................................    2
Item  4.       Submission of Matters to a Vote of Security Holders................................................    2


                                                       PART II

Item  5.       Market for Registrant's Common Equity and Related Stockholder Matters..............................    2
Item  6.       Selected Financial Data............................................................................    2
Item  7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............    2
Item  7A.      Quantitative and Qualitative Disclosure about Market Risk..........................................    3
Item  8.       Financial Statements and Supplementary Data........................................................    3
Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............    3


                                                       PART III

Item 10.       Directors and Executive Officers of the Registrant.................................................    3
Item 11.       Executive Compensation.............................................................................    4
Item 12.       Security Ownership of Certain Beneficial Owners and Management.....................................    4
Item 13.       Certain Relationships and Related Transactions.....................................................    4


                                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    5
Signatures........................................................................................................    7

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

Hawaiian Electric Industries, Inc. (the Company), holds all of the Trust Common Securities. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with its principal subsidiaries engaged in the electric utility, banking and other businesses operating primarily in the State of Hawaii. The Company's predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

During the fourth quarter of 2001, no matter was submitted to a vote of holders of any securities of the Trust.

                                    PART II
                                    -------

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

(a)  There is no established public market for the Trust Common Securities.

(b)  All the Trust Common Securities are owned by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. The dividends declared and paid on the Trust Common Securities for the four quarters of 2001 and 2000 were $64,644 per quarter.

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

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 2001, 2000 and 1999, the Trust received distributions on the Partnership Preferred Securities in the full amount to which it was entitled, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Common Securities in the amount of $259,000.

All expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities during 2001, 2000 and 1999 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

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

None.

                                   PART III
                                   --------

ITEM 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

         Regular Trustees:          Robert F. Clarke
                                    Robert F. Mougeot
                                    Suzy A. P. Hollinger

         Property Trustee:          The Bank of New York

         Delaware Trustee:          The Bank of New York (Delaware)

Robert F. Clarke is the Chairman (since September 1998), President and Chief Executive Officer (since January 1991) and a Director (since April 1989) of the Company. Robert F. Mougeot is the Financial Vice President and Chief Financial Officer (since April 1989) and Treasurer (since November 2000) of the Company. Effective November 9, 2000, Edwina H. Kawamoto resigned as Treasurer of the Company and Robert F. Mougeot was named Treasurer (in addition to his existing positions) on November 10, 2000. Also, effective November 9, 2000, Edwina H. Kawamoto resigned as Trustee of the Trust. On May 30, 2001, Suzy A. P. Hollinger, Manager, Investor Relations (since December 2000) of the Company, was named a Trustee of the Trust replacing Edwina H. Kawamoto.

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

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $2,000 for the year ended December 31, 2001.

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

         Index to Exhibits
         -----------------

         Exhibit 4.1 Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-
                           18809-04) (the "Registration Statement"))

         Exhibit 4.2 Amended and Restated Trust Agreement of the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(f) to the Current Report on Form 8-K of Hawaiian Electric Industries, Inc. dated February 4, 1997, File No. 1-8503 (the "February 4, 1997 Form 8-K"))

         Exhibit 4.3 Amended and Restated Certificate of Limited Partnership of the Partnership dated as of December 23, 1996 (incorporated by reference to Exhibit 4(c) to the Registration Statement)

         Exhibit 4.4 Amended and Restated Agreement of Limited Partnership of the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(e) to the February 4, 1997 Form 8-K)

         Exhibit 4.5 Trust Preferred Securities Guarantee Agreement with respect to the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(o) to the February 4, 1997 Form 8-K)

         Exhibit 4.6 Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(p) to the February 4, 1997 Form 8-K)

         Exhibit 4.7 Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (incorporated by reference to Exhibit 4(i) to the February 4, 1997 Form 8-K)

         Exhibit 4.8 Officers' Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (incorporated by reference to Exhibit 4(l) to the February 4, 1997 Form 8-K)

         Exhibit 4.9 Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEI Diversified, Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 4(q) to the February 4, 1997 Form 8-K)

         Exhibit 4.10 8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred Security) of the Trust (incorporated by reference to Exhibit 4(m) to the February 4, 1997 Form 8-K)

         Exhibit 4.11 8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (incorporated by reference to Exhibit 4(n) to the February 4, 1997 Form 8-K)

         Exhibit 4.12 Certificate Evidencing Trust Common Securities of the Trust dated February 4, 1997 (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

         Exhibit 4.13 Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4, 1997 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

        *Exhibit 12        Computation of ratio of earnings to combined fixed
                           charges and preferred securities distributions, for the years ended December 31, 2001, 2000, 1999 and
                           1998 and period from February 4, 1997 (inception) to
                           December 31, 1997.

        *Exhibit 23        Accountants' Consent

 (b)     Reports on Form 8-K:

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2002.


                                    HAWAIIAN ELECTRIC INDUSTRIES
                                    CAPITAL TRUST I *


                                    By:    /s/ Robert F. Clarke
                                           ----------------------------
                                    Name:  Robert F. Clarke
                                    Title: Regular Trustee



                                    By:    /s/ Robert F. Mougeot
                                           ----------------------------
                                    Name:  Robert F. Mougeot
                                    Title: Regular Trustee



                                    By:    /s/ Suzy A. P. Hollinger
                                           ----------------------------
                                    Name:  Suzy A. P. Hollinger
                                    Title: Regular Trustee


* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                 Hawaiian Electric Industries Capital Trust I
                Form 10-K--for the year ended December 31, 2001

                         INDEX TO FINANCIAL STATEMENTS
                                 ITEM 14(a)(1)

 Financial statements                                                                         Page No.
      Balance sheets - December 31, 2001 and 2000............................................     F-2

      Statements of earnings - years ended December 31, 2001, 2000 and 1999..................     F-2

      Statements of changes in stockholders' equity - years ended
           December 31, 2001, 2000 and 1999..................................................     F-3

      Statements of cash flows - years ended December 31, 2001, 2000 and 1999................     F-3

      Notes to financial statements..........................................................     F-4

 Independent Auditors' Report................................................................     F-6

Hawaiian Electric Industries Capital Trust I
Balance sheets

                                                                                     December 31,
                                                                              --------------------------
(in thousands)                                                                  2001              2000
--------------------------------------------------------------------------------------------------------
Assets
------

Investment in partnership preferred securities..........................      $103,093          $103,093
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
                                                                              ========          ========

Hawaiian Electric Industries Capital Trust I
Statements of earnings

                                                                                      Years ended December 31,
                                                                        --------------------------------------------------
(in thousands)                                                               2001             2000               1999
--------------------------------------------------------------------------------------------------------------------------
Earnings-equity in earnings of HEI Preferred Funding, LP..............        $  8,619         $  8,619         $  8,619
Distribution on preferred securities..................................          (8,360)          (8,360)          (8,360)
                                                                        ---------------- ---------------- ----------------
Earnings available for common securities..............................        $    259         $    259         $    259
                                                                        ================ ================ ================

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I's common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders' equity

                                                                                      Years ended December 31,
                                                                          -----------------------------------------------
(in thousands)                                                              2001              2000              1999
-------------------------------------------------------------------------------------------------------------------------
Preferred securities, beginning and end of period.................           $100,000          $100,000         $100,000
                                                                          -------------     -------------    -------------
Common securities, beginning and end of period....................              3,093             3,093            3,093
                                                                          -------------     -------------    -------------
Retained earnings, beginning of period............................                 --                --               --
   Earnings available for common securities.......................                259               259              259
   Distribution on common securities..............................               (259)             (259)            (259)
                                                                          -------------     -------------    -------------
Balance, end of period............................................                 --                --               --
                                                                          -------------     -------------    -------------
Total stockholders' equity........................................           $103,093          $103,093         $103,093
                                                                          =============     =============    =============

Hawaiian Electric Industries Capital Trust I
Statements of cash flows

                                                                                   Years ended December 31,
                                                                      --------------------------------------------------
(in thousands)                                                             2001              2000             1999
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Earnings before distribution on preferred securities...............         $  8,619          $  8,619         $  8,619
Equity in earnings of HEI Preferred Funding, LP....................           (8,619)           (8,619)          (8,619)
Distribution from HEI Preferred Funding, LP........................            8,619             8,619            8,619
                                                                      ----------------  ---------------  ---------------
Net cash provided by operating activities..........................            8,619             8,619            8,619
                                                                      ----------------  ---------------  ---------------

Cash flows from financing activities
Distribution on common securities..................................             (259)             (259)            (259)
Distribution on preferred securities...............................           (8,360)           (8,360)          (8,360)
                                                                      ----------------  ---------------  ---------------
Net cash used in financing activities..............................           (8,619)           (8,619)          (8,619)
                                                                      ----------------  ---------------  ---------------

Net change in cash.................................................               --                --               --
Cash, beginning of period..........................................               --                --               --
                                                                      ----------------  ---------------  ---------------

Cash, end of period                                                         $     --          $     --         $     --
                                                                      ================  ===============  ===============

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

(3) Investment in Partnership Preferred Securities
--------------------------------------------------

The Trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor. At December 31, 2001, Partnership assets consisted primarily of cash and cash equivalents ($1.2 million) and investments in debt instruments issued by the Company and its subsidiary ($120.1 million). These assets were funded by the general partner ($18.2 million) and limited partner ($103.1 million). Partnership activity during 2001 included interest income on the previously mentioned cash and cash equivalents and debt instruments ($10.1 million) and distributions on the limited partner ($8.6 million) and general partner ($1.5 million) interests.

(4) Stockholders' equity
------------------------

Trust Preferred Securities

The Trust issued 4,000,000 8.36% Trust Preferred Securities, $25 liquidation amount per security, in a public offering which closed on February 4, 1997 for an aggregate purchase price of $100 million. The Company or Hycap paid all the expenses of the offering. The Trust Preferred Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities shall be given not less than 30 nor more than 60 days' notice of such redemption. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote, to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

Trust Common Securities

The Trust issued 123,720 8.36% Trust Common Securities, $25 liquidation amount per security, to the Company on February 4, 1997 for an aggregate purchase price of $3,093,000. The Trust Common Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities shall be given not less than 30 nor more than 60 days' notice of such redemption.

[KPMG LLP letterhead]



INDEPENDENT AUDITORS' REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheets of Hawaiian Electric Industries Capital Trust I (the "Trust") as of December 31, 2001 and 2000, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2002