Form 10-Q
period 2002-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2002-07-18
CIK 1029528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
(Exact Name of Registrant as Specified in Its Certificate of Trust)

Commission File Number: 1-8503-01

Delaware	52-6829385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o The Bank of New York, 101 Barclay Street, 8th Floor West, New York, NY 10286 (212) 815-5845
Attention: Corporate Trust Trustee Administration
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

8.36% Trust Originated Preferred Securities (TOPrS) (and the related guarantee of Hawaiian Electric Industries, Inc.)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

As of June 30, 2002, no common securities of the Registrant were held by nonaffiliates of the Registrant.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

Form 10-Q—Quarter ended June 30, 2002

i

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

BALANCE SHEETS
(unaudited)
	June 30, 2002	December 31, 2001
	(in thousands)
ASSETS
Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity
Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

STATEMENTS OF EARNINGS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Earnings-equity in earnings of HEI Preferred Funding, LP	$2,154	$2,154	$4,309	$4,309
Distribution on preferred securities	(2,090)	(2,090)	(4,180)	(4,180)

Earnings available for common securities	$64	$64	$129	$129

Note:	Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Six months ended June 30,
	2002	2001
	(in thousands)
Preferred securities, beginning and end of period	$100,000	$100,000
Common securities, beginning and end of period	3,093	3,093

Retained earnings, beginning of period	—	—
Earnings available for common securities	129	129
Distribution on common securities	(129)	(129)

Balance, end of period	—	—

Total stockholders’ equity	$103,093	$103,093

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2002	2001
	(in thousands)
Cash flows from operating activities
Earnings before distribution on preferred securities	$4,309	$4,309
Equity in earnings of HEI Preferred Funding, LP	(4,309)	(4,309)
Distribution from HEI Preferred Funding, LP	4,309	4,309

Net cash provided by operating activities	4,309	4,309

Cash flows from financing activities
Distribution on common securities	(129)	(129)
Distribution on preferred securities	(4,180)	(4,180)

Net cash used in financing activities	(4,309)	(4,309)

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Registrant’s activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

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

For information about the Company (Commission File Number 1-8503), refer to the Company’s periodic reports filed from time to time under the Securities and Exchange Act of 1934.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 1997, the Trust invested the gross proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities in the Partnership Preferred Securities. This investment is accounted for under the equity method. The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from Hycap in the Affiliate Investment Instruments and Eligible Debt Securities. To the extent the Partnership has funds available from the Affiliate Investment Instruments and Eligible Debt Securities, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust’s ability to pay distributions to the holders of the Trust Preferred Securities is dependent on its receipt of distributions on the Partnership Preferred Securities from the Partnership. The Partnership distributions are in turn dependent on the receipt of payments from the Affiliate Investment Instruments and Eligible Debt Securities. The principal risk to the Trust is thus the credit risk associated with the Affiliate Investment Instruments.

PART II—OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 2002 and 2001

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of July, 2002.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I*

By:	/s/ ROBERT F. MOUGEOT

Name:	Robert F. Mougeot
Title:	Regular Trustee

By:	/s/ SUZY A. P. HOLLINGER

Name:	Suzy A. P. Hollinger
Title:	Regular Trustee

*
There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.