Form 10-Q
period 2002-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2002-11-14
CIK 1029528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of September 30, 2002, no common securities of the Registrant were held by nonaffiliates of the Registrant.

Hawaiian Electric Industries Capital Trust I
Form 10-Q—Quarter ended September 30, 2002

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

(in thousands)	September 30, 2002	December 31, 2001

Assets
Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity
Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Earnings-equity in earnings of HEI Preferred Funding, LP	$2,155	$2,155	$6,464	$6,464
Distribution on preferred securities	(2,090)	(2,090)	(6,270)	(6,270)

Earnings available for common securities	$65	$65	$194	$194

Note:	Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I
Statements of changes in stockholders’ equity (unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Preferred securities, beginning and end of period	$100,000	$100,000
Common securities, beginning and end of period	3,093	3,093
Retained earnings, beginning of period	—	—
Earnings available for common securities	194	194
Distribution on common securities	(194)	(194)

Balance, end of period	—	—

Total stockholders’ equity	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I
Statements of cash flows (unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Cash flows from operating activities
Earnings before distribution on preferred securities	$6,464	$6,464
Equity in earnings of HEI Preferred Funding, LP	(6,464)	(6,464)
Distribution from HEI Preferred Funding, LP	6,464	6,464

Net cash provided by operating activities	6,464	6,464

Cash flows from financing activities
Distribution on common securities	(194)	(194)
Distribution on preferred securities	(6,270)	(6,270)

Net cash used in financing activities	(6,464)	(6,464)

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

Item 4.  Controls and procedures

Regular Trustees Robert F. Clarke and Suzy P. Hollinger function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of November 13, 2002, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.  Exhibits and reports on Form 8-K
(a)	Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 2002 and 2001

Exhibit 99.1	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (Regular Trustee)

Exhibit 99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Suzy P. Hollinger (Regular Trustee)

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2002.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I *

By:	/s/ ROBERT F. CLARKE

Name:	Robert F. Clarke
Title:	Regular Trustee

By:	/s/ SUZY P. HOLLINGER

Name:	Suzy P. Hollinger
Title:	Regular Trustee

*

There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

I, Robert F. Clarke, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (the “registrant”) certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT F. CLARKE

Robert F. Clarke* Regular Trustee

*	Robert F. Clarke functions as the equivalent of the Chief Executive Officer of the Trust for purposes of Section 302 of the Sarbanes-Oxley Act of 2002.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Suzy P. Hollinger (Regular Trustee)

I, Suzy P. Hollinger, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (the “registrant”), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ SUZY P. HOLLINGER

Suzy P. Hollinger * Regular Trustee

*	Suzy P. Hollinger functions as the equivalent of the Chief Financial Officer of the Trust for purposes of Section 302 of the Sarbanes-Oxley Act of 2002.