Form 10-K
period 2002-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2003-03-14
CIK 1029528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

As of March 14, 2003, no common securities of the Registrant were held by nonaffiliates of the Registrant.

Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)(5) in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04) filed by the Registrant and Hawaiian Electric Industries, Inc., are incorporated by reference in part in Part I.

i

PART I

ITEM 1.    Business

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

Hawaiian Electric Industries, Inc. (the Company) holds all of the Trust Common Securities. The Company was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with its principal subsidiaries engaged in the electric utility, banking and other businesses operating primarily in the State of Hawaii. The Company’s predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Affiliate Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of its Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Affiliate Investment Instruments and Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

The Trust’s activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

The Trust does not have a website. However, the Company has a website and its address is www.hei.com. The Trust currently makes available through this website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC.

The information set forth under the headings “The Hawaiian Electric Industries Capital Trusts”, “The Partnership”, “Description of the Trust Preferred Securities”, “Description of the Trust Guarantees”, “Description of the Partnership Preferred Securities”, “Description of the Partnership Guarantee”, and “Description of Investment Guarantees” in the Prospectus dated January 24, 1997, and the information set forth under the headings “Description of the Trust”, “Description of the Partnership”, “Supplemental Description of the Trust Preferred Securities”, “Supplemental Description of the Trust Guarantee”, “Supplemental Description of the Partnership Preferred Securities”, and “Supplemental Description of the Partnership Guarantee” in the Prospectus Supplement dated January 29, 1997, of the Trust and the Partnership is incorporated by reference herein.

ITEM 2.    Properties

None.

ITEM 3.    Legal Proceedings

The Registrant knows of no legal proceedings involving the Trust or its assets.

ITEM 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matter was submitted to a vote of holders of any securities of the Trust.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(a)    There is no established public market for the Trust Common Securities.

(b)    All the Trust Common Securities are, and since the formation of the Registrant have been, owned by the Company.

(c)    The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. All distributions have been paid as scheduled and without accumulation and the Registrant currently expects that comparable cash distributions will continue to be paid in the future. The distributions declared and paid on the Trust Common Securities for the four quarters of 2002 and 2001 were $64,643.70 per quarter.

ITEM 6.    Selected Financial Data

The Registrant’s activities are limited to issuing securities and investing the proceeds as described in Item 1. “Business,” above. Accordingly, the financial statements included herein in response to Item 8. “Financial Statements and Supplementary Data,” are incorporated by reference in response to this item.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Registrant’s activities are limited to issuing securities and investing the proceeds as described in Item 1. “Business,” above.

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, the receipt of distributions on the Partnership Preferred Securities and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 2002, 2001 and 2000, the Trust received distributions on the Partnership Preferred Securities in the full amount of its distribution preference, without accumulation, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Trust Common Securities in the amount of $259,000.

Substantially all expenses of organizing the Trust, carrying out the issuance of its securities, and conducting its limited activities during 2002, 2001 and 2000 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

ITEM 7A.   Quantitative and Qualitative Disclosure about Market Risk

In February 1997, the Trust invested the gross proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities in the Partnership Preferred Securities. This investment is accounted for under the equity method. The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from Hycap in the Affiliate Investment Instruments and Eligible Debt Securities. To the extent the Partnership has funds available from the Affiliate Investment Instruments and Eligible Debt Securities, the general partner of the Partnership may declare and pay distributions on the Partnership Preferred Securities to the Trust, which is the sole holder of the Partnership Preferred Securities. The Trust’s ability to pay distributions to the holders of the Trust Preferred Securities is dependent on its receipt of distributions on the Partnership Preferred Securities from the Partnership. The Partnership distributions are in turn dependent on the receipt of payments from the Affiliate Investment Instruments and Eligible Debt Securities. The principal risk to the Trust is thus the credit risk associated with the Affiliate Investment Instruments.

ITEM 8.   Financial Statements and Supplementary Data

In response to this Item 8, the financial statements and notes thereto and the independent auditors’ report set forth on pages F-2 through F-6 are incorporated by reference herein.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

Regular Trustees:	Robert F. Clarke
Eric K. Yeaman
Suzy A.P. Hollinger

Property Trustee:	The Bank of New York
Delaware Trustee:	The Bank of New York (Delaware)

Robert F. Clarke is the Chairman (since September 1998), President and Chief Executive Officer (since January 1991) and a Director (since April 1989) of the Company. Suzy A. P. Hollinger is Manager, Investor Relations (since December 2000) of the Company. Prior to December 2000, Ms. Hollinger served as a Senior Manager at KPMG LLP (at KPMG LLP since August 1991). Robert F. Mougeot, former Financial Vice President, Chief Financial Officer and Treasurer of the Company and Regular Trustee of the Trust, retired effective November 13, 2002. Eric K. Yeaman succeeded Mr. Mougeot as Financial Vice President, Chief Financial Officer and Treasurer of the Company and became Regular Trustee of the Trust effective January 15, 2003. Prior to January 15, 2003, Mr. Yeaman served as Chief Operating and Financial Officer of Kamehameha Schools from April 2002 to January 2003 and as Chief Financial Officer of Kamehameha Schools from July 2000 to April 2002. Prior to that, Mr. Yeaman served as a Senior Manager—Audit and Advisory Services of Arthur Andersen LLP (at Arthur Andersen LLP from September 1989 to July 2000). Curtis Y. Harada, Controller of the Company (since January 1991), served as Trustee from December 11, 2002 to January 14, 2003.

Mr. Clarke has served as Trustee since the Trust was organized on December 19, 1996. Mr. Yeaman has served as Trustee since January 15, 2003. Ms. Hollinger has served as Trustee since May 30, 2001. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

ITEM 11.   Executive Compensation

As indicated above, the Trust has no executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust separate from his or her compensation as an employee of the Company.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and

                    Related Stockholder Matters

The information in Item 1. “Business” and Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters” with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13.   Certain Relationships and Related Transactions

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $2,000 for the year ended December 31, 2002.

ITEM 14.   Controls and Procedures

Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of February 21, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to February 21, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report:

1. Financial Statements

The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying         independent auditors’ report appear on pages F-2 through F-6.

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

Index to Exhibits
Exhibit 4.1

Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04) (the “Registration Statement”))

Exhibit 4.2

Amended and Restated Trust Agreement of the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(f) to the Current Report on Form 8-K of Hawaiian Electric Industries, Inc. dated February 4, 1997, File No. 1-8503 (the “February 4, 1997 Form 8-K”))

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

Exhibits (continued)

Exhibit 4.6	Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(p) to the February 4, 1997 Form 8-K)
Exhibit 4.7	Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (incorporated by reference to Exhibit 4(i) to the February 4, 1997 Form 8-K)
Exhibit 4.8

Officers’ Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (incorporated by reference to Exhibit 4(l) to the February 4, 1997 Form 8-K)

Exhibit 4.9

Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEI Diversified, Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 4(q) to the February 4, 1997 Form 8-K)

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

*Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions, for the years ended December 31, 2002, 2001, 2000, 1999 and 1998
*Exhibit 23	Accountants’ Consent
*Exhibit 99.1	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002, of Robert F. Clarke (Regular Trustee)
*Exhibit 99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002, of Eric K. Yeaman (Regular Trustee)

(b)    Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2003.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I *

By:	/s/ Robert F. Clarke
Name: Title:	Robert F. Clarke Regular Trustee

By:	/s/ Eric K. Yeaman
Name: Title:	Eric K. Yeaman Regular Trustee

* There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

I, Robert F. Clarke, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Robert F. Clarke
Robert F. Clarke* Regular Trustee

*	Robert F. Clarke functions as the equivalent of the Chief Executive Officer of the Trust for purposes of Section 302 of the Sarbanes-Oxley Act of 2002.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

I, Eric K. Yeaman, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Eric K. Yeaman
Eric K. Yeaman* Regular Trustee

*	Eric K. Yeaman functions as the equivalent of the Chief Financial Officer of the Trust for purposes of Section 302 of the Sarbanes-Oxley Act of 2002.

Hawaiian Electric Industries Capital Trust I

Form 10-K—for the year ended December 31, 2002

INDEX TO FINANCIAL STATEMENTS

ITEM 14(a)(1)

Hawaiian Electric Industries Capital Trust I Balance sheets
	December 31,
(in thousands)	2002	2001
Assets

Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity

Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I
Statements of earnings
	Years ended December 31,
(in thousands)	2002	2001	2000
Earnings-equity in earnings of HEI Preferred Funding, LP	$8,619	$8,619	$8,619
Distribution on preferred securities	(8,360)	(8,360)	(8,360)

Earnings available for common securities	$259	$259	$259

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I

Statements of changes in stockholders’ equity

	Years ended December 31,
(in thousands)	2002	2001	2000

Preferred securities, beginning and end of period	$100,000	$100,000	$100,000

Common securities, beginning and end of period	3,093	3,093	3,093

Retained earnings, beginning of period	—	—	—
Earnings available for common securities	259	259	259
Distribution on common securities	(259)	(259)	(259)

Balance, end of period	—	—	—

Total stockholders’ equity	$103,093	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I
Statements of cash flows
	Years ended December 31,
(in thousands)	2002	2001	2000

Cash flows from operating activities
Earnings before distribution on preferred securities	$8,619	$8,619	$8,619
Equity in earnings of HEI Preferred Funding, LP	(8,619)	(8,619)	(8,619)
Distribution from HEI Preferred Funding, LP	8,619	8,619	8,619

Net cash provided by operating activities	8,619	8,619	8,619

Cash flows from financing activities
Distribution on common securities	(259)	(259)	(259)
Distribution on preferred securities	(8,360)	(8,360)	(8,360)

Net cash used in financing activities	(8,619)	(8,619)	(8,619)

Net change in cash	—	—	—
Cash, January 1,	—	—	—

Cash, December 31,	$—	$—	$—

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I

NOTES TO FINANCIAL STATEMENTS

(1) Organization and purpose

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory business trust formed under the laws of the State of Delaware on December 19, 1996 for the exclusive purposes of (i) issuing its 8.36% Trust Originated Preferred Securities (TOPrS) and its 8.36% Common Securities (the Trust Preferred Securities and the Trust Common Securities, respectively), (ii) purchasing the 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing the limited partner interests in HEI Preferred Funding, LP (the Partnership), with the proceeds from the sale of Trust Preferred Securities and Trust Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

Hycap Management, Inc. (Hycap), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. (the Company) and sole general partner of the Partnership, paid compensation to the underwriters in connection with the offering of the Trust Preferred Securities, which closed on February 4, 1997. The Company or Hycap paid all expenses relating to the issuance of the securities and the operation of the Trust. Thus, these expenses of the Trust are not reflected on the Trust’s financial statements. The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities, (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities) and (iii) indemnify the trustees and certain other persons. The Company has invested capital in Hycap as needed.

(2) Summary of significant accounting policies

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Trust’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates.

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

(3)   Investment in Partnership Preferred Securities

The Trust holds 4,123,720 8.36% Partnership Preferred Securities, $25 liquidation preference per security. The scheduled distribution payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after February 4, 2002 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared by the general partner of the Partnership out of funds legally available therefor, and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent the Partnership has funds legally available therefor. At December 31, 2002, Partnership assets consisted primarily of cash and cash equivalents ($1.2 million) and investments in debt instruments issued by the Company and its subsidiary ($120.1 million). These assets were funded by the general partner ($18.2 million) and limited partner ($103.1 million). Partnership activity during 2002 included interest income on the previously mentioned cash and cash equivalents and debt instruments ($10.1 million) and distributions on the limited partner ($8.6 million) and general partner ($1.5 million) interests.

(4)   Stockholders’ equity

Trust Preferred Securities

The Trust issued 4,000,000 8.36% Trust Preferred Securities, $25 liquidation amount per security, in a public offering which closed on February 4, 1997 for an aggregate purchase price of $100 million. The Company or Hycap paid all the expenses of the offering. The Trust Preferred Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities shall be given not less than 30 nor more than 60 days’ notice of such redemption. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote, to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available therefor. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the Company’s most senior preferred stock, of which there is none currently outstanding.

Trust Common Securities

The Trust issued 123,720 8.36% Trust Common Securities, $25 liquidation amount per security, to the Company on February 4, 1997 for an aggregate purchase price of $3,093,000. The Trust Common Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities shall be given not less than 30 nor more than 60 days’ notice of such redemption.

[KPMG LLP letterhead]

INDEPENDENT AUDITORS’ REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying balance sheets of Hawaiian Electric Industries Capital Trust I (the “Trust”) as of December 31, 2002 and 2001, and the related statements of earnings, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Honolulu, Hawaii

January 20, 2003