Form 10-Q
period 2003-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2003-05-09
CIK 1029528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 1-8503-01

HAWAIIAN ELECTRIC INDUSTRIES

CAPITAL TRUST I

(Exact Name of Registrant as Specified in Its Certificate of Trust)

Delaware	52-6829385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Bank of New York, 101 Barclay Street, 8th Floor West, New York, N.Y. 10286 (212) 815-5845

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

Form 10-Q—Quarter ended March 31, 2003

i

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

Hawaiian Electric Industries Capital Trust I

Balance sheets (unaudited)

(in thousands)	March 31, 2003	December 31, 2002
Assets

Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity

Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I

Statements of earnings (unaudited)

	Three months ended March 31,
(in thousands)	2003	2002
Earnings-equity in earnings of HEI Preferred Funding, LP	$2,155	$2,155
Distribution on preferred securities	(2,090)	(2,090)

Earnings available for common securities	$65	$65

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I

Statements of changes in stockholders’ equity (unaudited)

	Three months ended March 31,
(in thousands)	2003	2002
Preferred securities, beginning and end of period	$100,000	$100,000

Common securities, beginning and end of period	3,093	3,093

Retained earnings, beginning of period	—	—
Earnings available for common securities	65	65
Distribution on common securities	(65)	(65)

Balance, end of period	—	—

Total stockholders’ equity	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I

Statements of cash flows (unaudited)

	Three months ended March 31,
(in thousands)	2003	2002
Cash flows from operating activities
Earnings before distribution on preferred securities	$2,155	$2,155
Equity in earnings of HEI Preferred Funding, LP	(2,155)	(2,155)
Distribution from HEI Preferred Funding, LP	2,155	2,155

Net cash provided by operating activities	2,155	2,155

Cash flows from financing activities
Distribution on common securities	(65)	(65)
Distribution on preferred securities	(2,090)	(2,090)

Net cash used in financing activities	(2,155)	(2,155)

Net change in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to financial statements.

Hawaiian Electric Industries Capital Trust I

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (the Trust) on SEC Form 10-K for the year ended December 31, 2002.

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

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

The Registrant’s activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, the receipt of distributions on the Partnership Preferred Securities and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

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

Item 4. Controls and procedures

Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of May 8, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to May 8, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal proceedings

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the three months ended March 31, 2003 and 2002

Exhibit 99.1	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (Regular Trustee)

Exhibit 99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Eric K. Yeaman (Regular Trustee)

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 2003.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I *

By:	/s/ ROBERT F. CLARKE
Name:	Robert F. Clarke
Title:	Regular Trustee

By:	/s/ ERIC K. YEAMAN
Name:	Eric K. Yeaman
Title:	Regular Trustee

*	There is no principal executive officer, principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

I, Robert F. Clarke, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (registrant) certify that:

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

Date: May 9, 2003

/s/ ROBERT F. CLARKE
Robert F. Clarke* Regular Trustee

*	Robert F. Clarke functions as the equivalent of the Chief Executive Officer of the Trust for the purposes of Section 302 of the Sarbanes-Oxley Act of 2002.

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

I, Eric K. Yeaman, a Regular Trustee of Hawaiian Electric Industries Capital Trust I (registrant), certify that:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ ERIC K. YEAMAN
Eric K. Yeaman* Regular Trustee

*	Eric K. Yeaman functions as the equivalent of the Chief Financial Officer of the Trust for purposes of Section 302 of the Sarbanes-Oxley Act of 2002.