Form 10-Q
period 2003-06-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2003-08-08
CIK 1029528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐     No  ☒

As of June 30, 2003, no common securities of the Registrant were held by nonaffiliates of the Registrant.

Hawaiian Electric Industries Capital Trust I
Form 10-Q—Quarter ended June 30, 2003

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

Hawaiian Electric Industries Capital Trust I
Balance sheets (unaudited)

(in thousands)	June 30, 2003	December 31, 2002

Assets
Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity
Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I
Statements of earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002

Earnings-equity in earnings of HEI Preferred Funding, LP	$2,154	$2,154	$4,309	$4,309
Distribution on preferred securities	(2,090)	(2,090)	(4,180)	(4,180)

Earnings available for common securities	$64	$64	$129	$129

Note:	Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

(2)  Recent accounting pronouncement
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The Trust will adopt the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption is not expected to have a material impact on the Trust’s financial statements.

Item 2.   Management’s discussion and analysis of financial condition and results of operations
The Trust is a statutory trust formed under the Delaware Statutory Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing trust securities (the Trust Securities), consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has no employees.

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

See note (2), “Recent accounting pronouncement,” in the Trust’s “Notes to financial statements.”

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

Item 4.   Controls and procedures
Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of June 30, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.   Exhibits and reports on Form 8-K
(a)          Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the six months ended June 30, 2003 and 2002

Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

Exhibit 32.1	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (Regular Trustee)

Exhibit 32.2	Written Statement Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Eric K. Yeaman (Regular Trustee)

(b)          Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August 2003.

HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I*

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