Form 10-Q
period 2003-09-30
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2003-11-07
CIK 1029528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, no common securities of the Registrant were held by nonaffiliates of the Registrant.

Hawaiian Electric Industries Capital Trust I

Form 10-Q – Quarter ended September 30, 2003

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial statements

Hawaiian Electric Industries Capital Trust I

Balance sheets (unaudited)

(in thousands)	September 30, 2003	December 31, 2002
Assets

Investment in partnership preferred securities	$103,093	$103,093

Stockholders’ equity

Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	$100,000	$100,000
Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I

Statements of earnings (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2003	2002	2003	2002
Earnings-equity in earnings of HEI Preferred Funding, LP	$2,155	$2,155	$6,464	$6,464
Distribution on preferred securities	(2,090)	(2,090)	(6,270)	(6,270)

Earnings available for common securities	$65	$65	$194	$194

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

In the opinion of the management of the Trust, the accompanying unaudited financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

(2) Recent accounting pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The Trust adopted the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption did not have a material impact on the Trust’s financial statements.

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

Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of September 30, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal proceedings

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the nine months ended September 30, 2003 and 2002

Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

Exhibit 32.1	Written Statement of Robert F. Clarke (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Written Statement of Eric K. Yeaman (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of November 2003.

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