Form 10-K
period 2003-12-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2004-03-17
CIK 1029528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

HAWAIIAN ELECTRIC INDUSTRIES

CAPITAL TRUST I

(Exact Name of Registrant as Specified in Its Certificate of Trust)

Commission File Number: 1-8503-01

Delaware	52-6829385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Bank of New York, 101 Barclay Street, 8th Floor West, New York, N.Y. 10286 (212) 815-5084

Attention: Corporate Trust Administration

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

Documents Incorporated By Reference:

Prospectus, dated January 24, 1997, and prospectus supplement, dated January 29, 1997, filed pursuant to Rule 424(b)(5) in connection with Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04) filed by the Registrant and Hawaiian Electric Industries, Inc., are incorporated by reference in part in Part I. The Proxy Statement of Hawaiian Electric Industries, Inc., dated March 9, 2004 for the 2004 Annual Meeting of Shareholders, is incorporated by reference in part in Part III.

i

PART I

ITEM 1. Business

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust exists for the exclusive purposes of (i) issuing in 1997 trust securities (the Trust Securities), consisting of 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) issued by HEI Preferred Funding, LP (the Partnership), (iii) receiving distributions on the Partnership Preferred Securities and making distributions on the Trust Securities, and (iv) engaging in only those other activities necessary or incidental thereto. The Trust has no employees.

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

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of the Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Investment Instruments and Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

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

On March 16, 2004, the Company completed the issuance and sale of 2 million shares of its common stock in a registered public offering. The Company intends to use the net proceeds from the sale to redeem the Trust Preferred Securities and, on March 16, 2004, notices were given calling for redemption on April 16, 2004 of the Investment Instruments, the Partnership Preferred Securities and the Trust Preferred Securities.

The Trust does not have a website. However, the Company has a website and its address is www.hei.com. The Trust currently makes available through the Company’s website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such material is electronically filed with the SEC.

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

The Registrant knows of no legal proceedings involving the Trust, the Partnership or their assets.

ITEM 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matter was submitted to a vote of holders of any securities of the Trust.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) There is no established public market for the Trust Common Securities.

(b) All the Trust Common Securities are, and since the formation of the Registrant have been, owned by the Company.

(c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from February 4, 1997 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, at an annual rate of 8.36% of the liquidation amount of the Trust Common Securities. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 8.36%. All distributions have been paid as scheduled and without accumulation and the Registrant currently expects that comparable cash distributions will continue to be paid in the future. The distributions declared and paid on the Trust Common Securities for the four quarters of 2003 and 2002 were $64,644 per quarter.

The Trust Common Securities have been called for redemption, along with the Trust Preferred Securities, on April 16, 2004.

ITEM 6. Selected Financial Data

The Registrant’s activities are limited to issuing securities, investing the proceeds, receiving and making distributions and engaging in only those other activities necessary or incidental thereto as described in Item 1. “Business,” above. Accordingly, the financial statements included herein in response to Item 8. “Financial Statements and Supplementary Data,” are incorporated by reference in response to this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Registrant’s activities are limited to issuing securities, investing the proceeds, receiving and making distributions and engaging in only those other activities necessary or incidental thereto as described in Item 1. “Business,” above.

Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance and sale in February 1997 of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds from such sales in the aggregate amount of $103,093,000 in the Partnership Preferred Securities, the receipt of distributions on the Partnership Preferred Securities and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. During 2003, 2002 and 2001, the Trust received distributions (net) on the Partnership Preferred Securities in the full amount of its distribution preference, without accumulation, aggregating $8,619,000, and in turn made distributions to the holders of the Trust Preferred Securities in the aggregate amount of $8,360,000 and to the holders of the Trust Common Securities in the amount of $259,000.

Since the Partnership was organized on December 23,1996, its activities, have been limited to (a) purchasing the Investment Instruments and Eligible Debt Securities with the proceeds from (i) the sale of the Partnership Preferred Securities to the Trust and (ii) a capital contribution from Hycap of $18,193,000, (b) receiving interest and other payments on the Investment Instruments and Eligible Debt Securities from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by Hycap in its sole discretion, and (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Investment Instruments and Eligible Debt Securities and disposing of any such investments.

Substantially all expenses of organizing the Trust and the Partnership, carrying out the issuance of its securities, and conducting its limited activities during 2003, 2002 and 2001 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

On March 16, 2004, the Company completed the issuance and sale of 2 million shares of its common stock in a registered public offering. The Company intends to use the net proceeds from the sale to redeem the Trust Preferred Securities and, on March 16, 2004, notices were given calling for redemption on April 16, 2004 of the Investment Instruments, the Partnership Preferred Securities and the Trust Preferred Securities.

Selected contractual obligations and commitments. The following table presents information about total payments due during the indicated periods under the specified contractual obligation:

December 31, 2003	Payment due by period
(in millions)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Contractual obligations
8.36% Trust Originated Preferred Securities	$—	$—	$—	$100	$100

The table above does not include other categories of obligations and commitments, such as distributions payable.

Certain factors that may affect future results and financial condition. See “Quantitative and Qualitative Disclosure about Market Risk” below.

Material estimates and critical accounting policies. In preparing the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, the Regular Trustees believe they have not made material estimates that are susceptible to significant change.

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Regular Trustees have identified the following accounting policy to be the most critical to the Trust’s consolidated financial statements—that is, the Regular Trustees believe it is the most important to the portrayal of the Trust’s consolidated results of operations and financial condition. A Regular Trustee has reviewed this critical accounting policy with the HEI Audit Committee.

In December 2003, the Financial Accounting Standards Board (FASB) issued revised Interpretation No. 46 (FIN No. 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, which was issued in January 2003. The Trust was required to apply FIN No. 46 immediately to variable interests in Variable Interest Entities (VIEs) created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, FIN No. 46 was to be applied no later than the end of the first reporting period ending after December 15, 2003. The Trust adopted the provisions of FIN No. 46 relating to VIEs created before February 1, 2003 as of December 31, 2003, resulting in the consolidation of the Partnership in the Trust’s consolidated financial statements as it was determined that the Trust is the primary beneficiary of the Partnership.

For additional discussion of the Trust’s accounting policies, see Note 2 in HEI’s “Notes to Consolidated Financial Statements.”

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

In February 1997, the Trust invested the gross proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities in the Partnership Preferred Securities. The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from Hycap in the Investment Instruments and Eligible Debt Securities. To the extent the Partnership has funds available from the Investment Instruments and Eligible Debt Securities, the general partner of the Partnership may declare and pay distributions on the Partnership Preferred Securities to the Trust, which is the sole holder of the Partnership Preferred Securities. The Trust’s ability to pay distributions to the holders of the Trust Preferred Securities is dependent on its receipt of distributions on the Partnership Preferred Securities from the Partnership. The Partnership distributions are in turn dependent on the receipt of payments from the Investment Instruments and Eligible Debt Securities. The principal risk to the Trust is thus the credit risk associated with the Investment Instruments.

ITEM 8.	Financial Statements and Supplementary Data

In response to this Item 8, the financial statements and notes thereto and the independent auditors’ report set forth on pages F-2 through F-6 are incorporated by reference herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of December 31, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The Trust has no directors or executive officers. The Trustees of the Trust are as follows:

Regular Trustees:	Robert F. Clarke
Eric K. Yeaman
Suzy A. P. Hollinger
Property Trustee:	The Bank of New York
Delaware Trustee:	The Bank of New York (Delaware)

Robert F. Clarke is the Chairman (since September 1998), President and Chief Executive Officer (since January 1991) and a Director (since April 1989) of the Company and has served as Regular Trustee since the Trust was organized on December 19, 1996. Suzy A. P. Hollinger is Manager, Investor Relations (since December 2000) of the Company and has served as Regular Trustee since May 30, 2001. Prior to December 2000, Ms. Hollinger served as a Senior Manager at KPMG LLP (at KPMG LLP since August 1991). Eric K. Yeaman, Financial Vice President, Chief Financial Officer and Treasurer of the Company, became a Regular

Trustee of the Trust effective January 15, 2003. Prior to January 15, 2003, Mr. Yeaman served as Chief Operating and Financial Officer of Kamehameha Schools from April 2002 to January 2003 and as Chief Financial Officer of Kamehameha Schools from July 2000 to April 2002. Prior to that, Mr. Yeaman served as a Senior Manager—Audit and Advisory Services of Arthur Andersen LLP (at Arthur Andersen LLP from September 1989 to July 2000). Curtis Y. Harada, Controller of the Company (since January 1991), served as Regular Trustee from December 11, 2002 to January 14, 2003. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

In connection with its periodic review of corporate governance trends and best practices, the Company’s Board of Directors adopted a Revised Code of Conduct, including the code of ethics for, among others, the chief executive officer and senior financial officers of the Company, which may be viewed on the Company’s website at www.hei.com. The Company also elects to disclose the information required by Form 8-K, Item 10, “Amendments to the registrant’s code of ethics, or waiver of a provision of the code of ethics,” through this website and such information will remain available on this website for at least a 12-month period. A copy of the Revised Code of Conduct may be obtained free of charge upon written request from the Hawaiian Electric Industries, Inc. Vice President-Administration & Corporate Secretary, P.O. Box 730, Honolulu, Hawaii 96808-0730.

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

Intercompany charges from Hawaiian Electric Industries, Inc. to Hycap for general management and accounting services for Hycap, the Trust and the Partnership were approximately $5,000 for the year ended December 31, 2003.

ITEM 14.	Principal Accounting Fees and Services

Certain information required as to the Trust under this item is not shown separately, but included in the disclosures for HEI in the “Audit Committee Report” section of HEI’s 2004 Proxy Statement dated March 9, 2004, which is incorporated by reference.

The following table sets forth the aggregate fees billed to the Trust for 2003 and 2002 by KPMG LLP:

Years ended December 31	2003	2002
Audit fees (principally consisted of fees associated with the audit and quarterly reviews of the financial statements)	$18,000	$17,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

	$18,000	$17,500

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this Report:

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

Index to Exhibits

Exhibit 4.1	Certificate of Trust dated as of December 19, 1996 (incorporated by reference to Exhibit 4(a)(i) to Registration Statement on Form S-3 (Nos. 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04) (the “Registration Statement”))

Exhibit 4.2	Amended and Restated Trust Agreement of the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(f) to the Current Report on Form 8-K of Hawaiian Electric Industries, Inc. dated February 4, 1997, File No. 1-8503 (the “February 4, 1997 Form 8-K”))

Exhibit 4.3	Amended and Restated Certificate of Limited Partnership of the Partnership dated as of December 23, 1996 (incorporated by reference to Exhibit 4(c) to the Registration Statement)

Exhibit 4.4	Amended and Restated Agreement of Limited Partnership of the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(e) to the February 4, 1997 Form 8-K)

Exhibit 4.5	Trust Preferred Securities Guarantee Agreement with respect to the Trust dated as of February 1, 1997 (incorporated by reference to Exhibit 4(o) to the February 4, 1997 Form 8-K)

Exhibit 4.6	Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (incorporated by reference to Exhibit 4(p) to the February 4, 1997 Form 8-K)

Exhibit 4.7	Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (incorporated by reference to Exhibit 4(i) to the February 4, 1997 Form 8-K)

Exhibit 4.8	Officers’ Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (incorporated by reference to Exhibit 4(l) to the February 4, 1997 Form 8-K)

Exhibit 4.9	Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEI Diversified, Inc. dated as of February 1, 1997 (incorporated by reference to Exhibit 4(q) to the February 4, 1997 Form 8-K)

Exhibits (continued)

Exhibit 4.10	8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred Security) of the Trust (incorporated by reference to Exhibit 4(m) to the February 4, 1997 Form 8-K)

Exhibit 4.11	8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (incorporated by reference to Exhibit 4(n) to the February 4, 1997 Form 8-K)

Exhibit 4.12	Certificate Evidencing Trust Common Securities of the Trust dated February 4, 1997 (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

Exhibit 4.13	Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4, 1997 (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of Hawaiian Electric Industries Capital Trust I, File No. 1-8503-01, and HEI Preferred Funding, LP, File No. 1-8503-02, for the quarter ended March 31, 1997)

*Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999

*Exhibit 21	Subsidiaries of the Registrant

*Exhibit 23	Independent Auditors’ Consent

*Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

*Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

*Exhibit 32.1	Written Statement of Robert F. Clarke (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.2	Written Statement of Eric K. Yeaman (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2004.

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

Hawaiian Electric Industries Capital Trust I

Form 10-K—for the year ended December 31, 2003

INDEX TO FINANCIAL STATEMENTS

ITEM 14(a)(1)

Hawaiian Electric Industries Capital Trust I and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands)	2003	2002
Assets

Cash and equivalents	$22	$1,220
Accounts receivable	6	4
Notes receivable from affiliated companies	120,073	120,073
Investments	1,210	—

	$121,311	$121,297

Liabilities and stockholders’ equity

Accounts payable	$25	$11
Minority interest	18,193	18,193

Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	100,000	100,000

Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$121,311	$121,297

Hawaiian Electric Industries Capital Trust I and Subsidiary

Consolidated Statements of Earnings

	Years ended December 31,
(in thousands)	2003	2002	2001

Interest income	$10,051	$10,060	$10,090
Minority interest in net income of subsidiary	(1,432)	(1,441)	(1,471)
Distribution on preferred securities	(8,360)	(8,360)	(8,360)

Earnings available for common securities	$259	$259	$259

Note: Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries Capital Trust I and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

	Years ended December 31,
(in thousands)	2003	2002	2001
Preferred securities, beginning and end of period	$100,000	$100,000	$100,000

Common securities, beginning and end of period	3,093	3,093	3,093

Retained earnings, beginning of period	—	—	—
Earnings available for common securities	259	259	259
Distribution on common securities	(259)	(259)	(259)

Balance, end of period	—	—	—

Total stockholders’ equity	$103,093	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I and Subsidiary

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2003	2002	2001
Cash flows from operating activities Earnings before distributions	$10,051	$10,060	$10,090
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(2)	1	2
Increase (decrease) in accounts payable	14	(28)	(32)

Net cash provided by operating activities	10,063	10,033	10,060

Cash flows from investing activities
Purchase of investments	(1,210)	—	—

Net cash used in investing activities	(1,210)	—	—

Cash flows from financing activities
Distribution on common securities	(259)	(259)	(259)
Distribution on preferred securities	(8,360)	(8,360)	(8,360)
Distributions to minority interests	(1,432)	(1,441)	(1,471)

Net cash used in financing activities	(10,051)	(10,060)	(10,090)

Net change in cash and equivalents	(1,198)	(27)	(30)
Cash and equivalents, January 1,	1,220	1,247	1,277

Cash and equivalents, December 31,	$22	$1,220	$1,247

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and purpose

Hawaiian Electric Industries Capital Trust I (the Trust) is a statutory trust formed under the laws of the State of Delaware on December 19, 1996 for the exclusive purposes of (i) issuing its 8.36% Trust Originated Preferred Securities (TOPrS) and its 8.36% Common Securities (the Trust Preferred Securities and the Trust Common Securities, respectively), (ii) purchasing the 8.36% Partnership Preferred Securities (the Partnership Preferred Securities), representing the limited partner interests in HEI Preferred Funding, LP (the Partnership), with the proceeds from the sale of Trust Preferred Securities and Trust Common Securities, (iii) receiving distributions on the Partnership Preferred Securities and making distributions on the Trust Securities, and (iv) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, on December 23, 1996, which is managed by Hycap Management, Inc. (Hycap), the sole general partner, and exists for the exclusive purposes of (a) purchasing certain eligible debt instruments of Hawaiian Electric Industries, Inc. (the Company) and the wholly owned subsidiaries of the Company (collectively, the Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of the Partnership Preferred Securities to the Trust and (ii) a capital contribution from Hycap of $18,193,000, which is reflected as minority interest in the consolidated balance sheets, (b) receiving interest and other payments on the Investment Instruments and Eligible Debt Securities from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest if, as, and when declared by Hycap in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as Hycap deems necessary or advisable for carrying out the purposes of the Partnership.

Hycap, a wholly owned subsidiary of the Company and sole general partner of the Partnership, paid compensation to the underwriters in connection with the offering of the Trust Preferred Securities, which closed on February 4, 1997. The Company or Hycap paid all expenses relating to the issuance of the securities and the operation of the Trust and the Partnership. Thus, these expenses of the Trust are not reflected on the Trust’s financial statements. The Company has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust and the Partnership (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust or the Partnership) and the offering of the Trust Preferred Securities, (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities) and (iii) indemnify the trustees and certain other persons. The Company has invested capital in Hycap as needed.

(2) Summary of significant accounting policies

Basis of presentation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Trust’s consolidated financial statements, the Regular Trustees are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of earnings for the period. Actual results could differ significantly from those estimates, however, the Regular Trustees believe they have not made material estimates that are susceptible to significant change.

Consolidation. The consolidated financial statements include the accounts of the Trust and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and equivalents. The Trust and Partnership consider cash on hand, deposits in banks, money market accounts and certificates of deposit with original maturities of three months or less to be cash and equivalents.

Notes receivable from affiliated companies. Notes receivable from affiliated companies relate to certain eligible debt instruments of the Company and its subsidiaries which bear interest at 8.36% and are recorded at face value. Interest is recognized monthly and received quarterly over the life of the debt instrument.

Investments. Debt securities that the consolidated Trust intends to and has the ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Declines in value determined to be other than temporary are included in earnings and result in a new cost basis for the investment. The specific identification method is used in determining realized gains and losses on the sales of securities. As of December 31, 2003, the consolidated Trust held $1.2 million in six-month U.S. Treasury Bills.

Income taxes. The Trust and the Partnership do not incur any income tax liabilities. Such liabilities are incurred directly by the security holders or partners.

Recent accounting pronouncements and interpretations.

Financial instruments with characteristics of both liabilities and equity. In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The Trust adopted the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption did not have an impact on the Trust’s financial statements.

Consolidation of Variable Interest Entities (VIEs). In December 2003, the FASB issued revised FIN No. 46 (FIN No. 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FIN No. 46, which was issued in January 2003. The Trust was required to apply FIN No. 46 immediately to variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, FIN No. 46 was to be applied no later than the end of the first reporting period ending after December 15, 2003. The Trust adopted the provisions of FIN No. 46 relating to VIEs created before February 1, 2003 as of December 31, 2003, resulting in the consolidation of the Partnership in the Trust’s consolidated financial statements as it was determined that the Trust is the primary beneficiary of the Partnership. All prior periods presented have been restated for the consolidation of the Partnership.

(3) Stockholders’ equity

The Trust Preferred Securities. The Trust issued 4,000,000 8.36% Trust Preferred Securities, $25 liquidation amount per security, in a public offering which closed on February 4, 1997 for an aggregate purchase price of $100 million. The Company or Hycap paid all the expenses of the offering. The Trust Preferred Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities must be given not less than 30 nor more than 60 days’ notice of such redemption. On March 16, 2004, holders of the Trust Preferred Securities were given notice that the Trust Preferred Securities have been called for redemption on April 16, 2004. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote, to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

The Trust Common Securities. The Trust issued 123,720 8.36% Trust Common Securities, $25 liquidation amount per security, to the Company on February 4, 1997 for an aggregate purchase price of $3,093,000. The Trust Common Securities are redeemable on or after February 4, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Holders of the Trust Preferred Securities shall be given not less than 30 nor more than 60 days’ notice of such redemption. On March 16, 2004, the holder of the Trust Common Securities (the Company) was given notice that the Trust Common Securities have been called for redemption on April 16, 2004.

(4) Fair value of financial instruments

The consolidated Trust used the following methods and assumptions to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:

Cash and equivalents. The carrying amount approximated fair value because of the short maturity of these instruments.

Notes receivable from affiliated companies. Fair value was estimated by discounting the expected future cash flows using current market rates for similar investments.

Investments. Fair value was based on quoted market prices.

The estimated fair values of certain of the consolidated Trust’s financial instruments were as follows:

December 31	2003		2002
(in thousands)	Carrying or notional amount	Estimated fair value	Carrying or notional amount	Estimated fair value
Financial assets
Cash and equivalents	$22	$22	$1,220	$1,220
Notes receivable from affiliated companies	120,073	152,687	120,073	131,478
Investments	1,210	1,209	—	—

Limitations. The consolidated Trust makes fair value estimates at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result if the consolidated Trust were to sell its entire holdings of a particular financial instrument at one time. Because no market exists for a significant portion of the consolidated Trust’s financial instruments, fair value estimates cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are provided for certain financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates and have not been considered.

(5) Subsequent event

On March 16, 2004, the Company completed the issuance and sale of 2 million shares of its common stock in a registered public offering. The Company intends to use the net proceeds from the sale to redeem the Trust Preferred Securities and, on March 16, 2004, notices were given calling for redemption on April 16, 2004 of the Investment Instruments, the Partnership Preferred Securities and the Trust Preferred Securities.

[KPMG LLP letterhead]

INDEPENDENT AUDITORS’ REPORT

To the Trustees of Hawaiian Electric Industries Capital Trust I:

We have audited the accompanying consolidated balance sheets of Hawaiian Electric Industries Capital Trust I and subsidiary (the “Trust”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Trustees. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian Electric Industries Capital Trust I and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 of notes to consolidated financial statements, effective December 31, 2003, the Trust changed its method of accounting for variable interest entities.

/s/ KPMG LLP

Honolulu, Hawaii

February 11, 2004, except as to note 5,

  which is as of March 16, 2004