Form 10-Q
period 2004-03-31
HAWAIIAN ELECTRIC INDUSTRIES CAPITAL TRUST I
filed 2004-05-12
CIK 1029528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

HAWAIIAN ELECTRIC INDUSTRIES

CAPITAL TRUST I

(Exact Name of Registrant as Specified in Its Certificate of Trust)

Commission File Number: 1-8503-01

Delaware (State or other jurisdiction of incorporation or organization)	52-6829385 (I.R.S. Employer Identification No.)

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

As of March 31, 2004, no common securities of the Registrant were held by nonaffiliates of the Registrant.

Hawaiian Electric Industries Capital Trust I and Subsidiary

Form 10-Q—Quarter ended March 31, 2004

i

PART I—FINANCIAL INFORMATION
Item 1. Financial statements

Hawaiian Electric Industries Capital Trust I and Subsidiary
Consolidated balance sheets (unaudited)
(in thousands)	March 31, 2004	December 31, 2003

Assets
Cash and equivalents	$6	$22
Accounts receivable	2	6
Notes receivable from affiliated companies	120,073	120,073
Investments	1,215	1,210

	$121,296	$121,311

Liabilities and stockholders’ equity
Accounts payable	$10	$25
Minority interest	18,193	18,193

Preferred securities (8.36% Trust Originated Preferred Securities; 4,000,000 authorized, issued and outstanding; $25 liquidation amount per security)	100,000	100,000

Common securities (8.36% Trust Common Securities; 123,720 authorized, issued and outstanding; $25 liquidation amount per security)	3,093	3,093

	$121,296	$121,311

Hawaiian Electric Industries Capital Trust I and Subsidiary
Consolidated statements of earnings (unaudited)
	Three months ended March 31,
(in thousands)	2004	2003

Interest income	$2,513	$2,512
Minority interest in net income of subsidiary	(358)	(357)
Distribution on preferred securities	(2,090)	(2,090)

Earnings available for common securities	$65	$65

Note:	Hawaiian Electric Industries, Inc. owns all of Hawaiian Electric Industries Capital Trust I’s common securities. Therefore, per share data is not meaningful.

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries Capital Trust I and Subsidiary
Consolidated statements of changes in stockholders’ equity (unaudited)
	Three months ended March 31,
(in thousands)	2004	2003
Preferred securities, beginning and end of period	$100,000	$100,000

Common securities, beginning and end of period	3,093	3,093

Retained earnings, beginning of period	—	—
Earnings available for common securities	65	65
Distribution on common securities	(65)	(65)

Balance, end of period	—	—

Total stockholders’ equity	$103,093	$103,093

Hawaiian Electric Industries Capital Trust I and Subsidiary
Consolidated statements of cash flows (una udited)
	Three months ended March 31,
(in thousands)	2004	2003
Cash flows from operating activities
Earnings before distributions	$2,513	$2,512
Changes in assets and liabilities:
Decrease in accounts receivable	4	1
Increase (decrease) in accounts payable	(15)	4

Net cash provided by operating activities	2,502	2,517

Cash flows from investing activities
Purchase of investments	(1,215)	—
Repayment of investments	1,210	—

Net cash used in investing activities	(5)	—

Cash flows from financing activities
Distribution on common securities	(65)	(65)
Distribution on preferred securities	(2,090)	(2,090)
Distributions to minority interests	(358)	(357)

Net cash used in financing activities	(2,513)	(2,512)

Net change in cash and equivalents	(16)	5
Cash and equivalents, January 1,	22	1,220

Cash and equivalents, March 31,	$6	$1,225

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Annual Report of Hawaiian Electric Industries Capital Trust I (the Trust) on SEC Form 10-K for the year ended December 31, 2003.

In the opinion of the management of the Trust, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Trust’s financial position as of March 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material.

(2) Consolidation

The consolidated financial statements include the accounts of the Trust and its subsidiary, HEI Preferred Funding, LP (the Partnership).

(3) Recent accounting pronouncements and interpretations

Financial instruments with characteristics of both liabilities and equity. In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards for how an issuer classifies and measures these financial instruments. SFAS No. 150 was immediately effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 was effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. The Trust adopted the provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption had no effect on the Trust’s financial statements.

Consolidation of Variable Interest Entities (VIEs). In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of VIEs as defined. The Trust was required to apply FIN 46 immediately to variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, FIN 46 was to be applied no later than the end of the first reporting period ending after December 15, 2003. The Trust adopted the provisions of FIN 46 relating to VIEs created before February 1, 2003 as of December 31, 2003, resulting in the consolidation of the Partnership in the Trust’s consolidated financial statements as it was determined that the Trust is the primary beneficiary of the Partnership. All prior periods presented have been restated for the consolidation of the Partnership.

In December 2003, the FASB issued revised FIN 46 (FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. In the first quarter of 2004, the Trust adopted the provisions of FIN 46R with no effect on the Trust’s consolidated financial statements.

(4) Subsequent event

On March 16, 2004, Hawaiian Electric Industries, Inc. (the Company) completed the issuance and sale of 2 million shares of its common stock in a registered public offering. The Company used the net proceeds from the sale, along with other corporate funds, to effect the redemption of the 8.36% Partnership Preferred Securities (the Partnership Preferred Securities) and the 8.36% Trust Originated Preferred Securities (the Trust Preferred Securities) on April 16, 2004. The redemptions operated to dissolve the Trust and the Partnership in April 2004 and they are in the process of winding up their affairs. On April 19, 2004, the Trust returned its common equity of $3.1 million to the Company. On April 20, 2004, Hycap paid a dividend of $18.7 million to the Company. Since the Trust Preferred Securities have been redeemed, these securities will be deregistered in May 2004 and this will be the last report filed by the Trust with the Securities and Exchange Commission. The Trust and the Partnership are expected to be terminated and cancelled, respectively, in late 2004 or early 2005.

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The Trust is a statutory trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement and a certificate of trust filed with the Secretary of State of Delaware on December 19, 1996. The Trust Agreement was subsequently amended by an amended and restated trust agreement dated as of February 1, 1997. The Trust, which was dissolved in April 2004 and is winding up its affairs, existed for the exclusive purposes of (i) issuing in 1997 trust securities (the Trust Securities), consisting of the Trust Preferred Securities and trust common securities (the Trust Common Securities), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in the Partnership Preferred Securities issued by the Partnership, (iii) receiving distributions on the Partnership Preferred Securities and making distributions on the Trust Securities, and (iv) engaging in only those other activities necessary or incidental thereto. The Trust has no employees.

The Company holds all of the Trust Common Securities, was incorporated in 1981 under the laws of the State of Hawaii, and is a holding company with its principal subsidiaries engaged in the electric utility, banking and other businesses operating primarily in the State of Hawaii. The Company’s predecessor, Hawaiian Electric Company, Inc. (HECO), was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became a subsidiary of the Company, and common shareholders of HECO became common shareholders of the Company. The Company (File No. 1-8503) is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and thus files reports, proxy statements and other information with the Securities and Exchange Commission.

The Partnership, which was dissolved in April 2004 and is winding up its affairs, was a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on December 23, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated as of February 1, 1997. Hycap Management, Inc. (Hycap), a wholly owned subsidiary of the Company, is the sole general partner of the Partnership. The Partnership has been managed by the general partner and existed for the exclusive purposes of (a) purchasing certain eligible debt instruments of the Company and the wholly owned subsidiaries of the Company (collectively, the Investment Instruments) and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the sale of the Partnership Preferred Securities, representing limited partner interests in the Partnership, to the Trust and (ii) a capital contribution in exchange for the general partner interest in the Partnership, (b) receiving interest and other payments on the Investment Instruments and Eligible Debt Securities held by the Partnership from time to time, (c) making distributions on the Partnership Preferred Securities and distributions on the general partner interest in the Partnership if, as, and when declared by the general partner in its sole discretion, (d) subject to the restrictions and conditions contained in the agreement of limited partnership, making additional investments in Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) except as otherwise limited in the agreement of limited partnership, entering into, making and performing all contracts and other undertakings, and engaging in those activities and transactions as the general partner deems necessary or advisable for carrying out the purposes of the Partnership.

The Trust’s activities were limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the Trust Preferred Securities and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, the receipt of distributions on the Partnership Preferred Securities and the payment of distributions on the Trust Preferred Securities and the Trust Common Securities in accordance with their terms. All of the foregoing activities of the Trust occurred in or after February 1997.

Substantially all expenses of organizing the Trust and the Partnership, carrying out the issuance of its securities, and conducting its limited activities during 2004, 2003, 2002 and 2001 were borne by the Company, either directly or through Hycap, its wholly owned subsidiary.

On March 16, 2004, the Company completed the issuance and sale of 2 million shares of its common stock in a registered public offering. The Company used the net proceeds from the sale, along with other corporate funds, to effect the redemption of the Partnership Preferred Securities and the Trust Preferred Securities on April 16, 2004. The redemptions operated to dissolve the Trust and the Partnership in April 2004 and they are in the process of winding up their affairs. On April 19, 2004, the Trust returned its common equity of $3.1 million to the Company. On April 20, 2004, Hycap paid a dividend of $18.7 million to the Company. The Trust and the Partnership are expected to be terminated and cancelled, respectively, in late 2004 or early 2005.

For information about the Company (Commission File Number 1-8503), refer to the Company’s periodic reports filed from time to time under the Securities and Exchange Act of 1934.

Item 3.	Quantitative and qualitative disclosures about market risk

In February 1997, the Trust invested the gross proceeds from the sale of the Trust Preferred Securities and the Trust Common Securities in the Partnership Preferred Securities. The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from Hycap in the Investment Instruments and Eligible Debt Securities. To the extent the Partnership had funds available from the Investment Instruments and Eligible Debt Securities, the general partner of the Partnership was authorized to declare and pay distributions on the Partnership Preferred Securities to the Trust, which is the sole holder of the Partnership Preferred Securities. The Trust’s ability to pay distributions to the holders of the Trust Preferred Securities was dependent on its receipt of distributions on the Partnership Preferred Securities from the Partnership. The Partnership distributions were in turn dependent on the receipt of payments from the Investment Instruments and Eligible Debt Securities. The principal risk to the Trust is thus the credit risk associated with the Investment Instruments.

Item 4.	Controls and procedures

Regular Trustees Robert F. Clarke and Eric K. Yeaman function as the equivalent of Chief Executive Officer and Chief Financial Officer of the Trust, respectively. Based on their evaluations, as of March 31, 2004, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II—OTHER INFORMATION

Item 1.	Legal proceedings

The Registrant knows of no material legal proceedings involving the Trust or its assets.

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit 12	Computation of ratio of earnings to combined fixed charges and preferred securities distributions for the three months ended March 31, 2004 and 2003

Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (Regular Trustee)

Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (Regular Trustee)

Exhibit 32.1	Written Statement of Robert F. Clarke (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Written Statement of Eric K. Yeaman (Regular Trustee) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May, 2004.

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